Form 10QSB
period 2006-02-28
SPONGETECH DELIVERY SYSTEMS INC
filed 2006-05-30
CIK 1201251

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                        for the quarterly period ended February 28, 2006

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NO. 333-123015

                        SPONGETECH DELIVERY SYSTEMS, INC.

             (Exact name of registrant as specified in its charter)



             DELAWARE                             54-2077231
     ------------------------      ---------------------------------------
     (State of incorporation)      (I.R.S. Employer Identification Number)


                   The Empire State Building, 350 Fifth Avenue
                      Suite 2204, New York, New York 10118
               (address of principal executive offices) (Zip Code)

                                 (212) 594-4175
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of May 26, 2005 the Company had 34,072,636 shares of common stock issued and outstanding.

                        SPONGETECH DELIVERY SYSTEMS, INC.
                                   FORM 10-QSB
                         FOR THE QUARTERLY PERIOD ENDED
                                FEBRUARY 28, 2006

                                TABLE OF CONTENTS


                                                                            PAGE
PART I - FINANCIAL INFORMATION
Item 1.      Consolidated Financial Statements.
            Balance Sheets as of February 28,2006 and May 31, 2005            1
            Statements of Operations for the Nine Months ended
                February 28, 2006 and 2005 (Unaudited)                        2
            Statements of Operations for the Three Months
                ended February 28, 2006 and 2005 (Unaudited)                  3
            Statements of Stockholders' Equity for the Nine Months
            ended February 28, 2006 (Unaudited)                               4
            Statements of Cash Flows for the Nine Months ended
            February 28, 2006 and 2005 (Unaudited)                            5
            Notes to Unaudited Financial Statements                           6
Item 2.     Management's Discussion and Analysis                              9
Item 3.     Controls and Procedures                                          15

PART II - OTHER INFORMATION
Item 1.     Legal Proceedings                                                16
Item 2.     Changes in Securities                                            16
Item 3.     Defaults Upon Senior Securities                                  16
Item 4.     Submission of Matters to a Vote of Security Holders              16
Item 5.     Other Information                                                16
Item 6.     Exhibits                                                         16

ITEM 1. FINANCIAL STATEMENTS


                        SPONGETECH DELIVERY SYSTEMS, INC.
                                  BALANCE SHEET
                                    RESTATED

                                                                        February 28,         May 31,
                                                                           2006               2005
                                                                        Unaudited
                                                                        -----------       -----------
ASSETS
Current Assets
   Cash                                                                 $     4,786       $     1,477
   Accounts receivable                                                        9,885               791
   Inventories                                                                1,458             1,458
                                                                        -----------       -----------
         Total current assets                                                16,129             3,726

Property and equipment                                                       25,334            28,547
                                                                        -----------       -----------
Total assets                                                            $    41,463       $    32,273
                                                                        ===========       ===========

LIABILITIES, COMMON STOCK SUBJECT TO RESCISSION
RIGHTS AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities
   Accounts payable and
     accrued expenses                                                   $   156,437       $    99,663
   Loan payable-officer                                                      10,500             6,000
   Loan payable                                                              41,000             8,500
   Income taxes payable                                                       1,600             1,600
                                                                        -----------       -----------
   Total current liabilities                                                209,537           115,763

   Total long-term liabilities                                                    0                 0
                                                                        -----------       -----------
Total liabilities                                                           209,537           115,763
                                                                        -----------       -----------
Common stock subject to rescission rights:
     Issued and outstanding:219,000 shares in 2002                            2,190             2,190
                                                                        -----------       -----------
Stockholders' Equity (Deficiency)
   Common stock, $.001 par value;
     Authorized 50,000,000 shares;
     issued and outstanding 33,733,626
     shares as of February 28, 2006 and
     May 31, 2005                                                            33,734            33,734
   Preferred stock $.001 par value;
     Authorized 5,000,000 shares;
     no shares issued and outstanding                                             0                 0
   Additional paid-in capital                                             2,614,323         2,614,323
   Deficit                                                               (2,818,321)       (2,733,737)
                                                                        -----------       -----------
 Total stockholders' equity (deficiency)                                   (170,264)          (85,680)
                                                                        -----------       -----------
Total liabilities, common stock subject to rescission
   rights and stockholders' equity (deficiency)                         $    41,463       $    32,273
                                                                        ===========       ===========
See Independent Auditor's Report and notes to financial statements

                        SPONGETECH DELIVERY SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS


                                          For the
                                     Nine months ended
                                        February 28,
                                    2006           2005
                                         Unaudited
                               ----------------------------
Sales                          $     12,859    $        -0-

Cost of goods sold             $      4,320    $        -0-
                               ------------    ------------
Gross profit                          8,539             -0-
                               ------------    ------------

Operating expenses
  Selling
  General and
   Administrative
   expenses                          89,910          27,868
  Depreciation expense                3,213           3,212
                               ------------    ------------

Total operating expenses             93,123          31,080
                               ------------    ------------

Loss before provision
 for income taxes                   (84,584)        (31,080)

Other income and expenses
  Interest expense

Total other income and
  expense

Net loss                       $    (84,584)   $    (31,080)
                               ============    ============

Basic and diluted (loss) per
   common stock

Net loss per share -
   basic and diluted           $       (.00)   $       (.00)
                               ============    ============

Weighted average common
   shares outstanding            33,733,626      21,911,139
                               ============    ============

                        SPONGETECH DELIVERY SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS


                                          For the
                                    Three months ended
                                       February 28,
                                   2006            2005
                                         Unaudited
                               ----------------------------
Sales                          $      9,885    $        -0-

Cost of goods sold             $      3,162    $        -0-
                               ------------    ------------
Gross profit                          6,723             -0-
                               ------------    ------------

Operating expenses
  Selling
  General and
   Administrative
   expenses                          62,806           27,868
  Depreciation expense                1,071           3,212
                               ------------    ------------

Total operating expenses             63,877          31,080
                               ------------    ------------

Loss before provision
 for income taxes                   (57,154)        (31,080)



Net loss                       $    (57,154)   $    (31,080)
                               ============    ============

Basic and diluted (loss) per
   common stock

Net loss per share -
   basic and diluted           $       (.00)   $       (.00)
                               ============    ============

Weighted average common
   shares outstanding            33,733,626      21,911,139
                               ============    ============

                        SPONGETECH DELIVERY SYSTEMS, INC.
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (DEFICIENCY)
                    For The Years Ended May 31, 2005 and 2004

                                                                                                                Total
                                   Additional                             Common                            Stockholders'
                                    Number of      Capital        Paid-In        Stock                          Equity
                                     Shares         Stock         Capital      Subscribed       Deficit      (Deficiency)
                                  --------------------------------------------------------------------------------------
Balance - June 1,2000              12,000,000    $    12,000    $        --    $        --    $   (52,200)   $   (40,200)

Net loss for year
 ended May 31, 2001                        --             --             --                      (198,318)      (198,318)
                                  -----------    -----------    -----------    -----------    -----------    -----------
                                   12,000,000         12,000             --             --       (250,518)      (238,518)

Contributions                              --             --        105,100                            --        105,100
                                  -----------    -----------    -----------    -----------    -----------    -----------
Balance - May 31, 2001             12,000,000         12,000        105,100             --       (250,518)      (133,418)

Contributions                              --             --         86,943                            --         86,943
Reclassification of common
 stock subject to rescission
 rights                              (219,000)          (219)        (1,971)                                      (2,190)

Net loss for year
 ended May 31, 2002                        --             --             --                      (102,477)      (102,477)
                                  -----------    -----------    -----------    -----------    -----------    -----------
Balance May 31, 2002 (RESTATED)    11,781,000         11,781        190,072             --       (352,995)      (151,142)

Issuance of common stock            6,985,000          6,985         (1,595)                           --          5,390
Value of services
   contributed by
   officers                                --             --         58,500                            --         58,500
Net loss for the
 year ended May 31, 2003                                                                         (265,517)      (265,517)
                                  -----------    -----------    -----------    -----------    -----------    -----------
Balance-May 31, 2003 (RESTATED)    18,766,000    $    18,766    $   246,977    $        --    $  (618,512)   $  (352,769)

Common stock subscribed                                                            526,814                       526,814

Net loss for the
 year ended May 31, 2004                                                                       (2,056,526)    (2,056,526)
                                  -----------    -----------    -----------    -----------    -----------    -----------
Balance-May 31, 2004 (RESTATED)    18,766,000    $    18,766    $   246,977    $   526,814    $(2,675,038)   $(1,882,481)

Issuance of stock
 for debt & service                14,967,626         14,968      2,367,346       (526,814)                    1,855,500

Net loss for
The year ended May 31, 2005                                                                       (58,699)       (58,699)
                                  -----------    -----------    -----------    -----------    -----------    -----------
Balance-May 31, 2005 (RESTATED)    33,733,626    $    33,734    $ 2,614,323    $         0    $(2,733,737)   $   (85,680)

Unaudited Net loss for
The nine months
Ended February 28, 2006                                                                           (84,584)       (84,584)
                                  -----------    -----------    -----------    -----------    -----------    -----------
Balances February 28, 2006         33,733,626    $    33,734    $ 2,614,323    $         0    $(2,818,321)   $  (170,264)
(RESTATED)                        ===========     ==========    ===========    ===========    ===========    ===========

See Independent Auditor's Report and notes to financial statements.

                        SPONGETECH DELIVERY SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS


                                                          For the
                                                     Nine months ended
                                                        February 28,
                                                    2006            2005
                                                         Unaudited
                                               -----------------------------
Operating Activities:

 Net loss                                      $   (84,584)      $   (31,080)
 Adjustments to reconcile net loss to
 net cash provided by (used in)
 operating activities:

 Depreciation                                        3,213             3,212
 Common stock subscribed in release
   of company debt                                                  (526,814)
 Common stock issued for debt & ser                                2,382,314
 Changes in operating assets and
   liabilities
   Accounts receivable                              (9,094)
   Inventories                                                        (1,014)
   Accounts payable and accrued
     expenses                                       56,774           (36,000)
   Accrued compensation                         (1,789,500)

                                               -----------       -----------
Net cash provided by (used in)
 operating activities                              (33,691)            1,118

Investing Activities:


Net cash used in investing activities                    0                 0

Financing Activities:

Loans payable-related parties                       37,000                 0
                                               -----------       -----------
Net cash provided by financing activities           37,000                 0
                                               -----------       -----------
Net increase (decrease) in cash                      3,309             1,118

Cash - beginning                                     1,477                50
                                               -----------       -----------
 Cash - end                                    $     4,786       $     1,168
                                               ===========       ===========

                          NOTES TO FINANCIAL STATEMENTS

                                February 28, 2006


NOTE A - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES

      1. Financial Information-Basis of Presentation

      The accompanying unaudited financial statements of Spongetech Delivery Systems, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the nine month period ended February 28, 2006 are not necessarily indicative of the results that may be expected for the year ending May 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form SB-2 for the year ended May 31, 2005.

Basis of Presentation / Going Concern

The financial statements have been prepared for purposes of registration with the Securities and Exchange Commission ("SEC"), and have been prepared in accordance with auditing standards of the Public Company Accounting Oversight Board (United States) which contemplates continuation of the Company as a going concern.

However, the Company has sustained substantial operating losses in recent years, current liabilities exceed current assets, and total liabilities exceed total assets. The Company has incurred losses since inception and expect to incur losses for the foreseeable future. For the fiscal years ended May 31,2005 and May 31, 2004, the Company incurred net losses of $58,699,and $2,056,526 respectively. As of May 31, 2005 and February 28, 2006 the Company had an accumulated deficit of $85,680 and $170,264 respectively and a working capital deficiency of $112,037 and $193,408 respectively. These factors raise substantial doubt about the Company's ability to continue as a going concern. The recovery of assets and continuation of future operations are dependent upon the Company's ability to obtain additional debt or equity financing and its ability to generate revenues sufficient to continue pursuing its business purposes. The Company is actively pursuing financing to fund future operations.

Accounts Receivable

Accounts receivable have been adjusted for all known uncollectible accounts. At May 31, 2005 and February 28, 2006 there were no doubtful accounts.

Inventories

Finished products inventories are carried at cost, principally first-in, first-out, but not in excess of market.

Property and Equipment

Property and equipment are carried at cost. Depreciation has been provided using straight-line and accelerated methods over the estimated useful lives of the assets. Repairs and maintenance are expensed as incurred, and renewals and betterments are capitalized.

Offering Costs

Deferred offering costs incurred by the Company in connection with the proposed registration statement will be expensed as incurred.

Net Income (Loss) Per Share

Per share data has been computed and presented pursuant to the provisions of SFAS No. 128, earnings per share. Net income (loss) per common share - basic is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Net income (loss) per common share diluted is calculated by dividing net income (loss) by the weighted average number of common shares and common equivalent shares for stock options outstanding during the period.

Deferred Income Taxes

The Company recognizes deferred income tax assets and liabilities for the expected future income tax consequences of temporary differences between the carrying amounts and the income tax bases of assets and liabilities and the effect of future income tax planning strategies to reduce any deferred income tax liability.

Offering Costs

Deferred offering costs incurred by the Company in connection with the proposed registration statement will be expensed as incurred.

Advertising Costs

Advertising costs are expensed as incurred. For the years ended May 31, 2005 and 2004 and for the nine months ended February 28, 2006 and 2005, advertising costs totaled $0 and $17,500 and $-0- and $-0- , respectively.

Shipping and Handling Costs

Shipping and handling costs are included in selling expenses. For the years ended May 31, 2005 and 2004 and for the nine months ended February 28, 2006 and 2005, shipping and handling costs totaled $0 and $0 respectively.

Net Income (Loss) Per Share

Per share data has been computed and presented pursuant to the provisions of SFAS No. 128, earnings per share. Net income (loss) per common share - basic is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Net income (loss) per common share diluted is calculated by dividing net income (loss) by the weighted average number of common shares and common equivalent shares for stock options outstanding during the period.


5 - Deferred Income Taxes

At May 31, 2005 the Company had approximately $2,733,737 of net operating loss carryforwards available, which expire in various years through May 31, 2022. The significant component of the Company's deferred tax asset as of May 31, 2005 and February 28, 2006 is as follows:

                                             May 31,          February 28,
                                              2005                2006
                                          -----------         -----------
Non-Current
  Net operating loss carryforwards        $ 2,733,737         $ 2,818,321

Valuation allowance for
  deferred tax asset                       (2,733,737)         (2,818,321)
                                          -----------         -----------
                                          $        --         $        --
                                          ===========         ===========

SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax asset will not be realized. At May 31, 2005 and February 28, 2006, a valuation allowance for the full amount of the net deferred tax asset was recorded.

Supply and License Agreements

In July 2001, the Company entered into a supply and requirement agreement with Dicon Technologies ("Dicon"), a manufacturing company that has technological know-how and patented and proprietary information relating to hydrophilic foam materials (sponges) and their applications. The agreement requires the Company to purchase all of their requirement from Dicon, and Dicon grants exclusive worldwide rights to distribute the products. Minimum annual purchase requirements are set forth in the agreement. On January 6, 2006, the agreement was amended and extended until December 31, 2006.

The Company and Dicon have also entered into an exclusive license agreement for certain molded hydrophilic foam products which the Company helped develop, with super absorbent polymer and detergent soaps and waxes used for the cleaning and polishing of land, sea and transportation vehicles. The term of the agreement is for the full life of any design patent, which may be issued on the molded sponge design.

The Company is aware of a lawsuit commenced against, among others, the Company, by Westgate Financial Corporation ("Westgate"). On January 6, 2003, the Company and Westgate entered into a factoring agreement wherein the Company assigned to Westgate its accounts receivable arising out of its sale of goods or rendition of services to customers (the "Contract"). Westgate asserts a breach of that contract against the Company seeking damages of $11,049.82 with interest accrued thereon, costs and reasonable attorney's fees. Specifically, Westgate alleges that the Company defaulted on the Contract by, allegedly, failing to assign any accounts receivable for sixty (60) days. The Company has counterclaimed alleging breach of contract and seeks damages in an amount not less than $13,006.01, which damages are the amount of credits due the Company at the time Westgate terminated the Contract. Currently, the parties are conducting discovery. On September 19, 2005, the Company's attorneys filed a Motion to Compel Discovery as Westgate has failed to respond to our requests for discovery.

Employment Contracts

The Company is currently negotiating with two executives to establish employment contracts. No terms of these negotiations have been disclosed.

Common Stock Subject to Rescission Rights:

      As of May 31, 2002, the Company re-classified a total of 219,000 shares of common stock aggregating $2,190 in value or $.01 per share sold through a private placement, which management has determined have rescission rights, outside of stockholders' equity (deficit), as the redemption features were not within the control of the Company. The Company intends to retire all shares held by the shareholders who accept the rescission offer. Such shares shall become authorized but unissued shares of the Company.

      In March 2002 through May 2002, the Company's predecessor, Nexgen VIII, sold an aggregate of 219,000 shares pursuant to a private placement offering aggregating $2,190 or $.01 per share. The Company's current management was not involved in said offering but was advised that the private placement was made pursuant to Rule 504, promulgated pursuant to Regulation D of the Securities Act of 1933, as amended (the "Act"). At the time of the issuances in March through May 2002, there was no written agreement between Nexgen and the Company. However, Nexgen's plan was to merge with the Spongetech International, Ltd and therefore Nexgen had a specific plan to engage in a merger with an identified company, Spongetech International, Ltd., as permitted by Rule 504(a)(3). This rule prohibits the use of an offering under Rule 504 if the issuer intends "to engage in a merger or acquisition with an unidentified company or companies, or other entity or person." Accordingly management believed that at the time of the issuances from March through May 2002, Nexgen was not a blank check company and was permitted to avail itself of the exemption provided by Rule 504. Despite the belief that Nexgen was not a blank check company at the time of the issuances, Nexgen may have been a blank check company and as such the reliance on Rule 504 was misplaced and the transaction was not exempted pursuant to such Rule 504 and the issuances were made in violation of Section 5 of the Act. In order to cure any violation that may have occurred or that may have been deemed to have occurred by any regulatory agency, management has determined to offer a rescission to the shareholders who purchased shares from the Company's, predecessor in March through May 2002. The rescission offer is intended to address any federal and state securities laws compliance issues by allowing the holders of the shares covered by the rescission offer to rescind the underlying securities transactions and sell those securities back to us.

      o The Company is offering to repurchase 219,000 shares of our common stock from persons who are or were residents of Colorado and Texas. These persons are shareholders who purchased those shares in a private placement conducted by Nexgen VIII, our predecessor in 2002.

      o The repurchase price for the shares of the common stock subject to the rescission offer is $.01 per share, and is equal to the price paid by those persons who purchased these shares. If shareholder accepts the offer of rescission and surrenders the shares, they will receive interest, based on the repurchase price $.01 and calculated from the date the shares were purchased through the date that the rescission offer expires at the interest rate based on your state of residence.

Although the balance sheets and statements of changes in stockholders' equity (deficiency) have been restated, the correction had no effect on the statements of operations or on the earnings per share. Also, there is not any future impact on the financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

This quarterly report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "our company believes," "management believes" and similar language. These forward-looking statements are based on our current expectations and are subject to certain risks, uncertainties and assumptions, including those set forth in the following discussion, including under the heading "- Risk Factors". Our actual results may differ materially from results anticipated in these forward-looking statements. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. In addition, our historical financial performance is not necessarily indicative of the results that may be expected in the future and we believe that such comparisons cannot be relied upon as indicators of future performance.

To the extent that statements in the quarterly report is not strictly historical, including statements as to revenue projections, business strategy, outlook, objectives, future milestones, plans, intentions, goals, future financial conditions, future collaboration agreements, the success of the Company's development, events conditioned on stockholder or other approval, or otherwise as to future events, such statements are forward-looking, All forward-looking statements, whether written or oral, and whether made by or on behalf of the company, are expressly qualified by the cautionary statements and any other cautionary statements which may accompany the forward-looking statements, and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements contained in this annual report are subject to certain risks and uncertainties that could cause actual results to differ materially from the statements made. Other important factors that could cause actual results to differ materially include the following: business conditions and the amount of growth in the Company's industry and general economy; competitive factors; ability to attract and retain personnel; the price of the Company's stock; and the risk factors set forth from time to time in the Company's SEC reports, including but not limited to its annual report on Form 10-KSB; its quarterly reports on Forms 10-QSB; and any reports on Form 8-K. In addition, the company disclaims any obligation to update or correct any forward-looking statements in all the Company's annual reports and SEC filings to reflect events or circumstances after the date hereof.

OVERVIEW

We design, produce, market and distribute cleaning products for vehicular use utilizing patented technology relating to hydrophilic sponges, which are liquid absorbing, foam polyurethane matrices. Our products can be pre-loaded with detergents and waxes, which are absorbed in the core of the sponge then released gradually during use. We have also designed and have started to test market, but have not yet produced or sold, products using the same hydrophilic technology for bath and home cleaning use. We license the rights to manufacture and sell our products for vehicular use from H.H. Brown Shoe Technologies, Inc., d/b/a Dicon Technologies, the holder of the relevant patents relating to the hydrophilic sponges.

CORPORATE BACKGROUND

We were formed on June 18, 1999, under the name Romantic Scents, Inc. On June 12, 2001, Romantic Scents, Inc. changed its name to RSI Enterprises, Inc., and, on October 2, 2002, changed its name to Spongetech International Ltd. On July 15, 2002, we entered into a stock purchase agreement with Nexgen Acquisitions VIII, Inc., a blank check company, pursuant to which our sole stockholder, RM Enterprises International, Inc. received 12,000,000 shares of Nexgen Acquisitions VIII, Inc. and thereby became its majority stockholder. The transaction was accounted for as a reverse acquisition using the purchase method of accounting, whereby RM Enterprises International, Inc., our sole shareholder, retained approximately 63% of the outstanding common stock. Thereafter, on October 9, 2002, Nexgen Acquisitions VIII, Inc. changed its name to Spongetech Delivery Systems, Inc. On December 16, 2002, we changed our domicile to Delaware. Spongetech Delivery Systems, Inc. (formerly Nexgen Acquisitions VIII, Inc.) merged with and into us so that we became the surviving company. Immediately subsequent to the merger, we changed our name to Spongetech Delivery Systems, Inc.

On March 1, 2004, our Certificate of Incorporation was voided by the State of Delaware for non-payment of franchise taxes in the amount of $114.40, including interest, fees and penalties, for 2002 and $164.49, including taxes, fees and penalties, for 2003, which outstanding amounts were paid on June 27, 2005. On June 27, 2005, a Certificate for Renewal and Revival of our Certificate of Incorporation (the "Certificate") was filed with the State of Delaware, which restored, renewed and revived our Certificate of Incorporation commencing February 29, 2004. In accordance with Delaware Corporation law, upon the filing of the Certificate, our Certificate of Incorporation was renewed and revived with the same force and effect as if it had not been voided. Such reinstatement validated all contracts, acts, and matters, done and performed by our officers and agents within the scope of our Certificate of Incorporation during the time the Certificate of Incorporation was voided. We were not assessed any franchise taxes for the year 2004 because our Certificate of Incorporation was revoked and voided in 2004. On March 6, 2006, we paid our franchise taxes for 2005 in the amount of $162.03.

RESCISSION OFFER

In March 2002 through May 2002, our predecessor, Nexgen VIII, sold an aggregate of 219,000 shares pursuant to a private placement offering. Our current management was not involved in said offering but was advised that the private placement was made pursuant to Rule 504, promulgated pursuant to Regulation D of the Securities Act of 1933, as amended (the "Act"). At the time of the issuances in March through May 2002, there was no written agreement between Nexgen and us. However, Nexgen's plan was to merge with Spongetech International, Ltd. and therefore Nexgen had a specific plan to engage in a merger with an identified company, Spongetech International, Ltd., as permitted by Rule 504(a)(3). This rule prohibits the use of an offering under Rule 504 if the issuer intends "to engage in a merger or acquisition with an unidentified company or companies, or other entity or person." Accordingly management believed that at the time of the issuances from March through May 2002, Nexgen was not a blank check company and was permitted to avail itself of the exemption provided by Rule 504. Despite the believe that Nexgen was not a blank check company at the time of the issuances, Nexgen may have been a blank check company and as such the reliance on Rule 504 was misplaced and the transaction was not exempted pursuant to such Rule 504 and the issuances were made in violation of Section 5 of the Act. In order to cure any violation that may have occurred or that may have been deemed to have occurred by any regulatory agency, we offered rescission to the shareholders who purchased shares from our predecessor in March through May 2002. The rescission offer expired on May 15, 2006. None of the shareholders who purchased shares in the offering in March through May 2002 accepted the rescission offer.

EVENTS AND UNCERTAINTIES THAT ARE CRITICAL TO OUR BUSINESS

We have had limited operations and like all new businesses face certain uncertainties, including expenses, difficulties, complications and delays frequently encountered in connection with conducting operations, including capital requirements and management's potential underestimation of initial and ongoing costs. We have had little or no revenues since fiscal year 2003, our most recent year of active operations. In 2003, we sold an aggregate of 183,000 sponges to TurtleWax, which represented approximately 75% of our orders. These sales to TurtleWax resulted in net sales of approximately $291,000 during the year ended May 31, 2003. Our last sale to TurtleWax was in May 2003. While we remain in contact with TurtleWax and continue to have discussions with them, we have not pursued sales to TurtleWax due to our lack of proper funding. There is no guarantee that if we were to have sufficient funds that TurtleWax will place orders with us. Also, there is no guarantee that we may be able to generate any interest in our product that will result in any sales in the future. While we have been able to generate sales of $2,974 in our most recent fiscal quarter, there is no guarantee that we will be able to generate sufficient sales to make our operations profitable. We may continue to have little or no sales and continue to sustain losses in the future. If we continue to sustain losses we will be forced to curtail our operations and go out of business.

We license the right to use our technology from H.H. Brown Shoe Technologies, Inc., Greenwich, Connecticut (d/b/a Dicon Technologies), a majority-owned subsidiary of Berkshire Hathaway, Inc. which owns the patent rights. The License Agreement expires in December 2006. Although we have been able to negotiate extensions of the term with Dicon, there is no guarantee that we will be able to negotiate an extension beyond December 31, 2006. If we lose the exclusive right to use the technology, we may be forced to compete with other companies, who may have greater resources. This will affect our ability to successfully penetrate the market and achieve profitability. As a result, we may be forced to cease operations. In addition, there is no guarantee that Dicon will continue to manufacture our products since its core business is the use of the hydrophilic technology in the manufacture of inner soles for shoes for its parent company, HH Brown Shoe Technologies, Inc. If Dicon can no longer manufacture our products there is no guarantee that we will be able to contract with another manufacturer for our products or that we will be able to use the technology in our products. In addition, there is no guarantee that upon our receipt of adequate funding to become fully operational, that Dicon will be able to meet our manufacturing needs. In addition, we depend on Product Development to manufacture the inserts and packaging for our sponges. Dicon only commences the manufacture of the sponge upon receipt of this packaging material. A delay in getting the packaging to Dicon can cause further delays in the delivery of our products to customers. A failure to have products delivered timely to our customers will cause delays for our customer and may prompt them to look for alternate products. Production delays will affect our profitability and may cause us to go out of business.

In addition, there is no guarantee that Dicon has adequate funds or will be able to successfully defend the patents on our licensed technology against infringement. If Dicon is unable to successfully defend any infringement claims and other products are developed similar to ours using the licensed technology, we may be forced out of business. Although we are currently exploring the use of the hydrophilic technology in products for home use there is no guarantee that the technology can be successfully used for such other uses. If we fail to find other uses for the technology , our company will have only one product. There are many risks and uncertainties associated with companies with only one product. Any failure or dips in the market may significantly affect our profitability and cause us to go out of business.

Our success depends in a large part on our ability to implement a successful marketing and sales plan. While we are currently seeking to hire sales groups to market our products, there is no guarantee that these efforts will result in any substantial sales. These sales groups are independent contractors who not only market and sell our products but also the products of other companies. Therefore, there is no assurance that they will devote substantial time to the sale of our product. Because of lack of funding, we are unable to hire a dedicated sales team who will devote their efforts to promoting and selling our products and fostering relationships with distributors who can assist us with getting our products on the shelves of large retailers such as Wal-Mart and Costco. However, there is no guarantee that with a dedicated sales team, our business will become profitable.

If we are able to obtain funding to become fully operational, there is no guarantee that we will be able to find personnel who will be able to work closely with the warehouse to ship orders, including special orders, made via the internet. In addition, there is no guarantee that we will be able to find technology personnel who can accept the EDI transmissions from the larger retailers and coordinate with our logistics and warehouse contacts to ensure timely delivery of orders.

CRITICAL ACCOUNTING POLICIES

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The critical accounting policies that affect our more significant estimates and assumptions used in the preparation of our financial statements are reviewed and any required adjustments are recorded on a monthly basis.

RESULTS OF OPERATIONS

THREE MONTHS ENDED FEBRUARY 28, 2006 AND 2005

During the three months ended February 28, 2006, we had sales of $9,885. Our gross profit for the three months ended February 28, 2006 was $6,723 as compared to $0 for the three months ended February 28, 2005. Management attributes this increase to orders placed after attendance at the trade show and sales from the various independent sales groups which we have retained.

Operating expenses for the three months ended February 28, 2006 were $63,877 as compared to $31,080 for the three months ended February 28, 2005. The increase of $32,797 is the result of an increase in selling general and administrative expenses for the period.

Net loss for the three months ended February 28, 2006 was ($57,154) or ($.00) per share as compared to a net loss of ($31,080) or ($.00) per share for the three months ended February 28, 2006. The increase in net losses were the result of an increase in selling expenses for the three months ended February 28, 2006 compared to the three months ended February 28, 2006.

NINE MONTHS ENDED FEBRUARY 28, 2006 AND 2005

Net sales for the nine months ended February 28, 2006 were $12,859 as compared to $0 for the nine months ended February 28, 2005. Management attributes this increase to orders placed after attendance at the trade show and sales from the various independent sales groups which we have retained.

During the nine months ended February 28, 2006, we had sales of $12,859. Our gross profit for the nine months ended February 28, 2006 was $8,539 as compared to $0 for the nine months ended February 28, 2005. Management attributes this increase in gross profit to increased sales during this period.

Operating expenses for the nine months ended February 28, 2006 were $93,123 as compared to $31,080 for the nine months ended February 28, 2006. The increase of $62,043 is the result of an increase in selling general and administrative expenses for the period.

Net loss for the nine months ended February 28, 2006 was ($84,584) or ($.00) per share as compared to a net loss of ($31,080) or ($.00) per share for the nine months ended February 28, 2005. The increase in net losses were the result of an increase in selling expenses for the nine months ended February 28, 2006 compared to the nine months ended February 28, 2005.

FISCAL YEARS ENDED MAY 31, 2005 AND 2004

Net sales were $1,051 for the fiscal year ended May 31, 2005 as compared to $1,858 for the fiscal year ended May 31, 2004, a decrease of $807. Management attributes this decrease to its inability to promote, market, and sell its automotive product due to a lack of capital for production.

We have no open purchase orders at this time. We have historically depended on one customer for almost all of our sales. Specifically, in 2003, our most recent year of active operations, we sold an aggregate of 183,000 sponges to TurtleWax, which represented approximately 75% of our orders. These sales to TurtleWax resulted in net sales of approximately $291,000 during the year ended May 31, 2003. Our last sale to TurtleWax was in May 2003. While we remain in contact with TurtleWax and continue to have discussions with them, we have not pursued sales to TurtleWax due to our lack of proper funding. Without sufficient funds, we are unable to satisfy TurtleWax's requirement to have product on an in-stock basis so that we can immediately ship to them upon receiving orders.

Cost of sales was $1,012 or 96 % of net sales for the fiscal year ended May 31, 2005 as compared to $1,600 or 86% of net sales for the fiscal year ended May 31, 2004.

Operating expenses for the fiscal year ended May 31, 2005 decreased to $83,529 from $2,051,772 for the fiscal year ended May 31, 2004. This decrease of $1,968,243 was a result of a decrease in infrastructure costs to minimal levels while we reorganize and redesign our products. Selling expenses for the fiscal year ended May 31, 2005 was $0. General and administrative expenses for the year ended May 31, 2005 included accounting, $19,000, legal, $30,000, office $583, SEC fees of $2,452 and consulting fees of $2,469.

Net loss for the fiscal year ended May 31, 2005 was $(83,490) or $(.00) per share as compared to net loss for the fiscal year ended May 31, 2004 of ($2,056,526) or ($.01) per share.

PLAN OF OPERATIONS

We had sales of $342,019 during the year ended May 31, 2003. Since that time, we have had minimal or no sales. Specifically, during the year ended May 31, 2005 and 2004, we had sales of $1,051 and $1,858 respectively. The main reason for the decrease was that we were reorganizing and redesigning our products and did not have adequate funding to meet our supply commitments. We have recently been setting up the groundwork for new sales with advance marketing but we require additional funding in order to reenter the market and make the correct impression with buyers. For the three months period ended February 28, 2006, we had sales of $9,885, which management attributes to orders placed after attendance at the Auto Show in Las Vegas Nevada, on October 31, 2005 through November 4, 2005 and the various independent sales groups which we have retained.

We filed a registration statement on Form SB-2 which became effective on April 13, 2006 and are currently conducting a registered public offering of our securities (the "Offering"). The Offering is ongoing. We intend to use the proceeds of the offering for product development, salaries, marketing, payment of accounts payable, purchase of inventory and working capital. To date we have not sold any of our securities in the Offering.

During the next year we expect to increase our marketing and sales efforts. According to Cleanlink(1), a trade association for the cleaning industry, the wholesale market for chemical cleaning products was in excess of $7.6 billion in 2002 and 2004. Accordingly, we believe there is a substantial market for easy to use, multi-use cleaning products. In the next twelve months, management intends to take a number of actions that it believes will enable our business to successfully participate in this growing segment of the cleaning market.

Management intends to attend trade shows to promote our products. Management attended the Auto Show in Las Vegas Nevada, on October 31, 2005 through November 4, 2005. Management estimates that it will cost us approximately $18,000 to attend upcoming trade shows, all of which has been, and if necessary will continue to be, funded by our officers, directors and affiliates until such time as we are able to complete the Offering. In addition, our Secretary, Steven Moskowitz, will utilize his accrued air miles to cover all travel and hotel costs. There are no formal or written agreements with respect to the advance of funds to us by our officers, directors and affiliates. Such funds will be disbursed on an as needed basis until the Offering closes. Our officers, directors and affiliates have advanced funds to us to cover the costs associated with the filing of this Registration Statement, including, attorneys and accountants fees and SEC filing fees. Our officers, directors and affiliates have also advanced funds to us to cover the costs associated with the rescission offer. There are no formal or written agreements with respect to the advance of funds to us by our officers, directors and affiliates for payment of said costs. Our officers, directors and affiliates are not legally bound to provide funding to us. If they do not pay for these expenses, we will be forced to obtain funding. We currently do not have any arrangements to obtain additional financing. In view of our limited operating history, our ability to obtain additional funds is limited. Additional financing may only be available, if at all, upon terms which may not be commercially advantageous to us. If we are not able to obtain funding from other sources, we may not be able to complete the Offering. If we are unable to complete the offering, we will not be able to obtain funding to commence sales and marketing of our product. As a result we may be forced to go out of business.

On February 22, 2006, we entered into an oral agreement with Creative Marketing, a sales group with 5 sales representatives who will target their sales efforts to Arizona, California and Nevada. The sales representatives will receive commissions in the range of five (5%) percent to seven (7%) percent of net sales which they generate and will be paid on the tenth day of the month following the month in which the sales are made. To date we have received orders in the approximate amount of $1,275 from the efforts of Creative Marketing.

On July 18, 2005, we entered into an oral agreement with Lidel Fitzmaurice, Inc., a sales group that targets sales from Virginia to Vermont. Lidel Fitzmaurice has eleven sales representatives. The sales representatives will receive seven (7%) percent of net sales which they generate and will be paid on the tenth day of the month following the month in which the sales are made. To date, we have received orders in the approximate amount of $24,375 from the efforts of Lidel Fitzmaurice, Inc. The products will be manufactured by Dicon and shipped directly to our customers by Dicon, with payment remitted to Dicon upon receipt of payment from the customers. We anticipate that these orders will be filled late spring. Lidel Fitzmaurice, Inc. has advised us that it intends to attend the following trade shows in the next twelve months: the Los Angeles Auto Show, the North American International Auto Show, the South Carolina International Auto Show, the West Virginia Auto Show, the Pennsylvania Auto and Boat Show, the Northeast Auto Show, the Motor Trend International Auto Show, the Chicago Auto Show, the Virginia International Auto Show, the New York International Auto Show, the Tampa Bay International Auto Show, the Charlotte International Auto Show and the National Hardware Show.

------------
(1) Obtained from Cleanlink.com based upon a study prepared and conducted by the Research Department of Trade Press Publishing Corporation, publisher of Sanitary Maintenance Magazine in conjunction with International Sanitary Supply Association. The report can be accesses by following this link:
http://www.cleanlink.com/industrystatistics/2004sanitaryreport.asp

On January 27, 2006 we entered into an oral agreement with Bill Perry & Associates, a sales group with 9 sales representatives who will target their sales efforts to Georgia, Tennessee, Alabama, Mississippi, Florida, North Carolina, South Carolina and Virginia. The sales representatives will receive commissions in the range of six (6%) percent to eight (8%) percent of net sales which they generate and will be paid on the tenth day of the month following the month in which the sales are made. To date we have received orders in the approximate amount of $3,750.50 from the efforts of Bill Perry & Associates. The products will be manufactured by Dicon and shipped directly to our customers by Dicon, with payment remitted to Dicon upon receipt of payment from the customers. We anticipate that these orders will be filled by early summer.

Typically, sales groups attend trade shows to meet with sellers of various products which the sales persons believe they can market and sell to their customers. We are in the process of reviewing the indications of interest we received from various sales groups at the Auto show which management attended in November 2005. We intend to hire sales groups, with approximately 3 to 15 sales persons per group, depending on the geographical area, to market and sell our product through a gradual and staggered process. On May 8, 2006, we entered into an oral agreement with Mid Group Marketing, a sales group with 4 sales representatives who will target their sales efforts to Wisconsin, Illinois and Missouri. The sales representatives will receive commissions in the range of six (6%) percent to eight (8%) percent of net sales which they generate and will be paid on the tenth day of the month following the month in which the sales are made. In June 2006, we intend to hire a sales group in the North West to commence sales in July 2006. In July 2006, we intend to retain a sales group that targets the Canadian market to commence sales of in August 2006. There is no guarantee that we will be able to retain the various sales groups or that their efforts will result in significant sales. We do not anticipate that we will incur any costs in connection with retaining the various sales groups as the sales groups will be paid a percentage the net sales they generate only. The sales persons will be independent contractors retained by us on a non-exclusive basis and may not devote their efforts solely to selling our products. We do not intend to hire sales persons on an exclusive basis. If we are successful in raising the maximum offering, in addition to the various independent sales representatives which we retain, management intends to hire a national sales representative, who will be an employee of the Company, working exclusively with the Company to coordinate and over see all sales efforts. If we raise the maximum offering, we anticipate that the national sales representative will receive a salary of up to $75,000 plus a 2% override on all commissions earned by the independent sales representatives. However, there is no guarantee that we will be successful in completing the Offering or of raising the maximum offering. If we are not able to complete the Offering or raising the maximum offering, we will be unable to hire a national sales person to coordinate our sales efforts. We intend to continue to rely on the efforts of independent sales representatives until at such time as our operations become profitable. If we are not able to generate sales utilizing independent sales representatives, we will not be able to generate significant sales and may be forced to cease and curtail our business.

We currently have an understanding with Dicon, whereby Dicon has agreed to manufacture and ship small orders directly to our customers. Following the receipt of payment to us, we remit payment to Dicon within 60 days of the shipment date. We have not entered into a written agreement with Dicon for the manufacture and shipment of products directly to our customers. Dicon does not charge us a fee for facilitating the shipment of small orders directly to our customers or for the current payment arrangement. There can be no assurance that Dicon will continue to manufacture and ship orders directly to our customers or that they will not charge us a fee in the future for shipment of small orders directly to our customers. If we are not able to have our products manufactured and shipped directly to our customers then we will not be able to fill orders and may be forced to cease and curtail our business.

Upon completion of the Offering, management intends to seek a production finance company to fund our purchase orders. Typically the way this arrangement works is all orders received by us will be forwarded to the production finance company which will assess the credit worthiness of the entity or the individual placing the order. Upon approval, the production finance company will fund the cost of the product at a cost to us, representing a percentage of the order placed. Management intends to seek an arrangement where the cost to the Company will not exceed 5% of each order. If we are not successful in finding a production finance company to fund our purchase orders, we will seek to have customers finance the production of their orders. There is no guarantee that our customers will be able to finance the production of their orders. If our customers are not able to finance their orders, we will be forced to seek alternate financing, such as debt and/or equity financing. We currently do not have any arrangements to obtain additional financing. In view of our limited operating history, our ability to obtain additional funds is limited. Additional financing may only be available, if at all, upon terms which may not be commercially advantageous to us. If our customers are unable to fund the production of their orders or we are not able to fund the production of our products, we will be unable to make any sales of products and may be forced to cease and curtail our business.

Upon completion of the Offering, management intends to locate a public warehouse facility located in New Jersey or New York which is in close proximity to Dicon's facilities and which will upon receipt of invoices from us and products from Dicon, will pack and ship the completed orders to our customers at a cost to us which will not exceed 4% of the orders for such services. Management anticipates that this facility will also handle small internet orders. Management has not taken any action to locate a public warehouse facility. If we are not able to complete the Offering we will not be able to arrange for a public warehouse facility. If we are not successful in finding a public warehousing facility, we will be unable to warehouse our products. This may result is us being unable to process large orders. If we are unable to process large orders, this will hinder our ability to become profitable and we may be forced to cease and curtail our business.

Further, there is no assurance that management will be able to consummate any agreements with a production finance company or warehouse on terms that are acceptable to us or which will not significantly cut into our profit margin.

We have begun to review all indications of interest which we have received from various infomercial companies as a way to promote our products. The success of an infomercial featuring our products is dependent on, among other things, having a compatible script director who understands our products and is able to highlight the benefits of our products in a short running time and the ability to get air time placement on channels such as ESPN and the Speed Channel to reach our target market. In addition, in view of our lack of adequate funding, we may be forced to give up a bigger profit margin to ensure that the Infomercial is available for airing. We intend to enter into an agreement for the production of an infomercial which we anticipate will be aired commencing in August through December 2006. There is no guarantee that we will be able to find an infomercial company who can successfully produce an infomercial on our behalf or that we will generate any sales from the infomercial. Management anticipates that it will cost a minimum of $50,000 and up to $300,000 to successfully produce an infomercial. Management anticipates that it will use a portion of the proceeds raised in the offering to produce an infomercial. If we do not complete the minimum offering, we will not be able to cover the cost associated with producing an infomercial.

In addition to the foregoing, we plan to formally launch a new marketing campaign upon completion of the Offering. The marketing elements will include third party marketing agreements and direct Internet marketing, including working with former customers and agents to rebuild former sales. If we are unable to complete the Offering, we will not be able to launch our marketing campaign.

We are currently exploring the attractiveness of certain distribution and marketing arrangements with third parties to enhance distribution of our products, including licensing arrangement for products that we believe are complementary to sponges which could enhance our marketability. These efforts have involved meeting with strategic licensing partners, and having discussions regarding our products and market opportunities. We intend to pursue arrangements with other companies to use their logos and marks on our product as way to promote their products and target customers. To do so, we would be required to enter into license agreements with these companies relating to the use of their logos and marks. We anticipate that the cost for entering into such arrangements will entail our attorney's fees for the negotiation of such agreements and the cost of the mold to manufacture the sponges. Typically, the cost of the mold is approximately $250, from which approximately 5,000 pieces can be manufactured. To mass produce up to approximately 5,000,000 pieces, the cost of the mold is approximately $5,500. The cost of the mold is typically paid by the other party. To date, we have not entered into any agreements with any parties for use of their logos and marks on our products and do not have any plans to enter into any such arrangement until we successfully complete the Offering. Our license agreement with Dicon permits us the right to enter into arrangements or agreements with third parties to use third parties' logos, names, slogans and/or marks on our products for advertising, promotion, manufacture distribution and sale. In addition, our license agreement allows us to enter into sublicense agreements consistent with the terms of our license agreement with Dicon. There is no guarantee that we will be able to complete any agreements with third parties that will have a positive effect on our sales, or that we will achieve successful and profitable results from our distribution and marketing efforts. There is also no guarantee that we will be able to successfully complete the Offering. If we are unable to complete the Offering, we may be forced to cease operations and go out of business.

We are also currently exploring distribution and marketing opportunities for our cleaning products for use as a household cleaning sponge. We have developed a prototype and are currently testing household cleaning sponges infused with anti-bacterial bath and kitchen soaps with a national detergent manufacturer for possible use under its logo and brand. There is no assurance that the manufacturer will purchase our sponges or that we will be successful in gaining distribution in this channel.

We have also developed a children's bath foam sponge, with a "safe mesh" coating which prevents tearing, in the shape of animals in various colors. The sponges, which float, are infused with a gentle no-tear, non-irritating anti-bacterial soap. The bath foam sponge does not lose its soap while it is floating in the bathtub as the inner hydrophilic matrix retains the soap until the child squeezes the sponge in use. We are exploring multiple retail outlets to sell this product and to market it directly to consumers. We have discussed with our licensor, our plan to have this product manufactured and sold by us. However, we have not yet entered into a formal agreement. This product is still in its research and development stage. Upon the completion of research and development, we intend to negotiate with Dicon the terms and conditions of the manufacture of this product. We have not made any sales and cannot offer any assurances that sales will result from our proposed marketing campaign, nor is there any assurance that we will be able to enter into an agreement with Dicon for the manufacture of this product. We are focused on expanding our marketing potential and intend to explore the possibility of entering into marketing and distribution arrangements for our products throughout the world. There is no assurance that we will be successful in gaining distribution in these markets.


LIQUIDITY AND CAPITAL RESOURCES

As of May 31, 2005, we had cash of $1,477, as compared to $50 at May 31, 2004. Our current cash balance as of May 26, 2006 is $5,150.

As of May 31, 2005, net cash used by operating activities aggregated $(27,073). Based upon our current cash reserves and forecasted operations, we believe that we will need to obtain at least $500,000 in outside funding to implement our plan of operation over the next twelve months. Based on our current cash balance, management believes that we can satisfy our cash requirements for the next four months. Our officers, directors and affiliates have indicated their preparedness to fund our business until we are able to complete the Offering. However, there are no formal or written agreements with respect to the advance of funds to the Company by our officers, directors and affiliates for payment of said costs. Accordingly, our officers, directors and other affiliates are not legally bound to provide funding to us. Because of our limited operations, if our officers and directors do not pay for our expenses, we will be forced to obtain funding. We currently do not have any arrangements to obtain additional financing from other sources. In view of our limited operating history, our ability to obtain additional funds is limited. Additional financing may only be available, if at all, upon terms which may not be commercially advantageous to us.

The working capital (deficiency) at May 31, 2005 was $112,037 as compared to a working capital (deficiency) of $1,913,122 at May 31, 2004. These factors create substantial doubt about our ability to continue as a going concern. The recovery of assets and the continuation of future operations are dependent upon our ability to obtain additional debt or equity financing and our ability to generate revenues sufficient to continue pursuing our business purpose.

In February 2005, we settled a breach of contract suit brought against us in the Supreme Court of the State of New York by Paradigm Solutions, Inc. relating to an agreement dated December 31, 2001. In this suit, Paradigm claimed compensatory damages of $33,962. Although we denied that we had any liability to Paradigm, in connection with the settlement we issued Paradigm 75,000 of our common stock valued at $28,500 or $.38 per shares and paid $7,500 in cash.

We maintain a supply and requirements agreement with Dicon, a manufacturing company that has the technological know-how and patented and proprietary information relating to hydrophilic foam sponges and their applications. The agreement, which grants us exclusive worldwide rights to distribute the products was extended until July 2006 and requires us to purchase all of our requirements from Dicon. Pursuant to the agreement, we must purchase minimum annual required amounts from Dicon. We did not satisfy last year's requirements and paid $1,894.51 to Dicon in December 2003 in connection with the missed quantity requirements. We did not make any payments to Dicon in 2004. On February 15, 2005, we entered into a letter agreement with Dicon, pursuant to which Dicon confirmed that all required payments under the Supply and Requirements Agreement had been made by us and agreed to extend our license until June 30, 2006.

It is extremely difficult to itemize the price of each sponge purchased from Dicon because the price charged includes the sponge or sponge kit, packaging, storage and shipping. The price for each sponge or sponge kit, including these ancillary items, ranged from $.85 to $1.42. The average price per sponge or sponge kit was $1.12. Our operations to date have been primarily financed by sales of our equity securities to and loans from our officers and directors. As of May 31, 2005, we had a working capital deficit of $112,037. We do not expect positive cash flow from operations in the near term. Our operations presently are generating negative cash flow, and we do not expect positive cash flow from operations in the near term. We believe that the proceeds from the Units sold by us pursuant to the Offering will sustain our operations for the next 12 months if the minimum is raised. However, in order for us to execute our business plan by expanding our marketing efforts, we will need to raise the maximum. If we fail to raise the minimum offering, we will need to secure additional working capital from other sources in order to sustain our operations. Any inability to obtain sufficient capital to sustain our existing operations, to meet commitments may require us to delay delivery of products, if and when ordered, to default on one or more agreements, or to significantly reduce or eliminate then existing sales and marketing, research and development or administrative functions. The occurrence of any of these, or our inability to raise adequate capital, may have a material adverse effect on our business, financial condition and results of operations.

Due to the operating losses that we have suffered from then date of our organization, in their report on the annual consolidated financial statements for fiscal year ended May 31, 2005, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. We have purchased the following sponge kits and sponges as of the date of the prospectus: 25,000 kits, each consisting of a vehicular sponge, detail sponge and chamois cloths 168,600 vehicular sponges 4,500 detail sponges 2,200 chamois cloths.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, we have concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions on required disclosure.

(b) Changes in internal controls. There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

      Except as described below, we are not currently a party to, nor is any of our property currently the subject of, any pending legal proceeding. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

      We are aware of a lawsuit commenced by Westgate Financial Corporation ("Westgate") in the Superior Court of New Jersey, Law Division, Hudson County on December 23, 2004 against Spongetech International, Ltd, Romantic Scents, Inc, Steven Moskowitz (our Secretary), RM Enterprises International, Ltd, and Flo Weinberg, Inc., a wholly-owned subsidiary of RM Enterprises International. On January 6, 2003, the Company and Westgate entered into a factoring agreement wherein the Company assigned to Westgate its accounts receivable arising out of its sale of goods or rendition of services to customers (the "Contract"). Westgate asserts a breach of that contract against the Company seeking damages of $11,049.82 with interest accrued thereon, costs and reasonable attorney's fees. Specifically, Westgate alleges that the Company defaulted on the Contract by, allegedly, failing to assign any accounts receivable for sixty (60) days. The Company has counterclaimed alleging breach of contract and seeks damages in an amount not less than $13,006.01, which damages are the amount of credits due the Company at the time Westgate terminated the Contract. Currently, the parties are conducting discovery. On September 19, 2005, our attorneys filed a Motion to Compel Discovery as Westgate has failed to respond to our requests for discovery. Westgate has refused to provide any discovery beyond a token production. By its conduct, Westgate has violated a Court Order compelling the production of certain documents. On January 18, 2006, our attorneys filed a Motion to Enforce Litigant's Rights seeking the dismissal of Westgate's claims in response to its refusal to produce documents and its violation of the Court Order. On February 10, 2006, the Court ordered Westgate to produce certain responsive documents by February 17, 2006. Westgate has failed to comply with the Court's Order, and on March 1, 2006, the Company filed its Second Motion to Enforce Litigants' Rights seeking dismissal of the Complaint.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

      We filed a Registration Statement on Form SB-2, (file no. 333-123015) which was declared effective by the Securities and Exchange Commission on April 13, 2006. We are offering units, on a "best-efforts, minimum 2,000,000 Units, maximum 8,000,000 Units" basis, at an offering price of $.25 per unit. Each unit consists of one share of common stock and one redeemable class A warrant. The units are being offered for a period of 90 days, subject to an extension of up to an additional 90-day period. 3,625,569 shares are being offered by the selling stockholders. We will not receive any proceeds from the sale of the shares of common stock by the selling shareholders. We will use the proceeds from the sale of all or any portion of the 8,000,000 units offered by us for working capital and general corporate purpose. Offering expenses were paid prior to the commencement of the Offering. These expenses were paid out of funds advanced to us by our officers, directors and affiliates. There are no formal or written agreements with respect to the advance of funds to us by our officers, directors and affiliates for payment of said costs. The registered initial public offering of our common stock is ongoing. To date, we have not received any proceeds from the offering.

      In addition, pursuant to the Registration Statement, we offered rescission to our shareholders who purchased shares of the Company in March 2002 through May 2002. The rescission offer expired on May 15, 2006. None of the shareholders accepted the rescission offer.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

      None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None

ITEM 5. OTHER INFORMATION.

      None

ITEM 6. EXHIBITS

      31.1 Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, promulgated pursuant to the Section 302 of the Sarbanes Oxley Act of 2002.
      31.2 Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as amended, promulgated pursuant to the Section 302 of the Sarbanes Oxley Act of 2002.
      32.1 Certificate of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
      32.2 Certificate of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

      Dated: May 30, 2006

                                             Spongetech Delivery Systems, INC.

                                             By:  /s/ Michael L. Metter
                                                  ---------------------------
                                                      Michael Metter
                                                      Chief Executive Officer

                                             By:  /s/ Steven Moskowitz
                                                  ---------------------------
                                                      Steven Moskowitz
                                                      Chief Financial Officer