Form 10KSB
period 2006-05-31
SPONGETECH DELIVERY SYSTEMS INC
filed 2006-08-29
CIK 1201251

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-KSB

(Mark One)

|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934
                                          FOR THE FISCAL YEAR ENDED MAY 31, 2006

|_| TRANSITION REPORT UNDER SECTION13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                         FOR THE TRANSITION PERIOD FROM __________ TO __________
                   COMMISSION       FILE NUMBER ________________________________

                        SPONGETECH DELIVERY SYSTEMS, INC.
                        ---------------------------------
                 (Name of small business issuer in its charter)

             Delaware                                     54-2077231
             --------                                     ----------
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

                            The Empire State Building
                          350 Fifth Avenue, Suite 2204
                            New York, New York 10118
               (Address of principal executive offices) (Zip Code)
                    Issuer's telephone Number: (212) 594-4175

                                   Copies to:
                            Richard A. Friedman, Esq.
                       Sichenzia Ross Friedman Ference LLP
                           1065 Avenue of the Americas
                            New York, New York 10018
                              Phone: (212) 930-9700
                               Fax: (212) 930-9725

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No
|_|

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

      State issuer's revenues for its most recent fiscal year. $12,859.

      State the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the average bid and asked price of such common equity, as of a specified date within the past 60 days. There is currently no public trading market for the issuer's common equity.

      As of August 28, 2006, the issuer had 34,072,636 outstanding shares of Common Stock.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

      Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                TABLE OF CONTENTS

                                                                                                               Page
                                                                                                               ----
                                                          PART I
Item 1.       Description of Business....................................................................         1
Item 2.       Description of Property....................................................................         4
Item 3.       Legal Proceedings..........................................................................         4
Item 4.       Submission of Matters to a Vote of Security Holders........................................         4

                                                          PART II

Item 5.       Market for Common Equity and Related Stockholder Matters...................................         5
Item 6.       Management's Discussion and Analysis or Plan of Operation..................................         6
Item 7.       Financial Statements.......................................................................        15
Item 8.       Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.......        15
Item 8A.      Controls and Procedures....................................................................        15
Item 8B.      Other Information..........................................................................        15

                                                         PART III

Item 9.       Directors, Executive Officers, Promoters and Control Persons;
              Compliance With Section 16(a) of the Exchange Act..........................................        15
Item 10.      Executive Compensation.....................................................................        16
Item 11.      Security Ownership of Certain Beneficial Owners and Management.............................        17
Item 12.      Certain Relationship and Related Transactions..............................................        18
Item 13.      Exhibits...................................................................................        20
Item 14.      Principal Accountant Fees and Services.....................................................        21

              SIGNATURES.................................................................................        22

                                     PART I

Item 1. Description of Business.

We design, produce, market and distribute cleaning products for vehicular use utilizing patented technology relating to sponges containing hydrophilic, which are liquid absorbing, foam polyurethane matrices. Our products can be pre-loaded with detergents and waxes which are absorbed in the core of the sponge then gradually released during use. We license the rights to manufacture and sell our products from H.H. Brown Shoe Technologies, Inc. (d/b/a Dicon Technologies), the holder of the relevant patents relating to the hydrophilic sponges. We have designed and Dicon Technologies is conducting research and development for products using the same hydrophilic technology for bath and home use which we intend to market and sell as part of our product offering. There is no assurance that we will successfully be able to market and sell products for bath and home use.

Since our inception, we have had sales of $342,019, $1,858 and $1,051 for the fiscal years ended May 31, 2003, 2004 and 2005 respectively. For the year ended May 31, 2006, we had sales of $12,859. We have incurred losses since inception and we expect to incur losses for the foreseeable future. For the fiscal years ended May 31, 2006, 2005 and, 2004, we incurred net losses of $101,764, $58,699, and $2,056,526, respectively. As a result of the foregoing, our independent auditors, in their report covering our financial statements for the year ended May 31, 2006, stated that our financial statements were prepared assuming that we would continue as a going concern.

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

On March 1, 2004, our Certificate of Incorporation was voided by the State of Delaware for non-payment of franchise taxes in the amount of $114.40, including interest, fees and penalties for 2002 and $164.49, including taxes, fees and penalties for 2003, which outstanding amounts were paid on June 27, 2005.On June 27, 2005, a Certificate for Renewal and Revival of our Certificate of Incorporation (the "Certificate") was filed with the State of Delaware, which restored, renewed and revived our Certificate of Incorporation commencing February 29, 2004. In accordance with Delaware Corporation law, upon the filing of the Certificate, our Certificate of Incorporation was renewed and revived with the same force and effect as if it had not been voided. Such reinstatement validated all contracts, acts, and matters, done and performed by our officers and agents within the scope of our Certificate of Incorporation during the time the Certificate of Incorporation was voided.

The Technology

We entered into a license agreement on July 1, 2001 for patented technology relating to hydrophilic polyurethane matrices on an exclusive basis. The technology is owned by and licensed from H.H. Brown Shoe Technologies, Inc., Greenwich, Connecticut (d/b/a Dicon Technologies), a majority-owned subsidiary of Berkshire Hathaway, Inc. which owns the patent rights. Our license applies to the cleaning and polishing of land, sea and air transportation vehicles. We have an oral understanding but no written agreements with Dicon that would permit us to develop products using the same sponge technology in other areas, including household cleaning and personal care.

Our license is a continuing one for the full life of the design patent, which was jointly developed by one of our former employees, and which covers the design, manufacture and use of a liquid-absorbent layer in a "molded sponge design." The patent expires in 2017.

The license agreement mandates that we purchase our hydrophilic sponge products from Dicon unless Dicon ceases its business operations, either totally or with respect to the manufacture of the molded sponge design within the scope of the design invention as set forth in the agreement. If such event occurs, we are permitted to use other manufacturers.

Pursuant to the license agreement, Dicon retains title to the technology. Thus, when the license expires, we have to give up any and all design rights to products that we have developed using the licensed technology. Dicon pays all expenses in connection with filing and maintaining the patent. Certain minimum quantities, as set forth in the requirements agreement with Dicon as discussed below, are required to be purchased by us in order for us to continue our exclusive use of the license. Dicon has the right, without restriction, to license its technology in areas other than sponges for use in cleaning and polishing transportation vehicles.

The technology has also been used to draw fluids out of a human body, such as body odors, and store them in the polyurethane matrix. The technology was originally contemplated for use in shoe liners, incontinence pads and nursing pads. Currently, companies such as Payless Shoes and H.H. Brown Shoe Company (the licensor) use the technology for inner soles to absorb sweat and odors. Revlon is a licensee of the technology which it uses in a cosmetic make-up removal product.

Our license is based on the discovery that if a sponge incorporating the hydrophilic matrix is filled with detergents and waxes, the matrix would retain these cleaning and polishing agents and could only be released when the sponge is squeezed. Thus, soap or wax could be retained for many uses and the sponge could be rinsed after use without losing the cleaning agent or wax.

On January 31, 2006, our license agreement was amended. Pursuant to the terms of the amendment, we have the right to (i) enter into arrangements or agreements with third parties to use third parties' logos, name, slogans and/or marks on our products for advertising, promotion, manufacture, distribution and sale and
(ii) sublicense our rights pursuant to the license agreement, subject to and consistent with the terms of the license agreement. In addition, we agreed to grant to Dicon the exclusive right to manufacture any products ordered as a result of any agreements with third parties to use third parties' logos, name, slogans and/or marks on our products for advertising, promotion, manufacture, distribution and sale.

Supply and Requirements Agreement

On July 1, 2001, we entered into an exclusive worldwide supply and requirements agreement with Dicon under which we must purchase from Dicon certain minimum quantities of our sponges containing the Dicon hydrophilic matrix as follows:

      Annual Period                  Number of Sponge Products
      -------------                  -------------------------
      1st annual period                       250,000
      2nd annual period                       500,000
       and each succeeding
       annual period                        1,000,000

at the following prices:

      Aggregate Purchases            Price per sponge product
      -------------------             ----------------------
      50,000 to 100,000                  $.817 sponge only
      100,000 to 250,000                 $.795 sponge only
        Over 250,000                     $.778 sponge only

Each annual period begins on July 1 of the current year and ends on June 30 of the following year. In the event the minimum quantities are not ordered in each one-year period, we must pay Dicon liquidated damages of $.20 per sponge for the deficiency. If we fail to pay the damages within 30 days of the end of the annual period, Dicon may terminate the license agreement or render our license non-exclusive for all subsequent periods. Dicon may, after the first annual period, raise the prices it charges for the sponges only if such increase is based on bona fide increases in material and labor costs plus an appropriate markup for overhead. The agreement was renewed until June 30, 2006. We may use other manufacturers in the event of a breach by Dicon or in the event of force majeure which prevents production for 90 days. We ordered in 75,000 sponges in the first year. In the second and third years of the contract we ordered 229,000 and 0 sponges, respectively. We therefore did not order the minimum quantity for the term of the agreement and in December 2003, we paid $1,894.51 to Dicon for any and all missed requirements. We have not paid any additional fees to Dicon for any missed requirements. Since July 1, 2004 we have purchased 908 sponges. On February 15, 2005, we entered into a letter agreement with Dicon, pursuant to which Dicon confirmed that all required payments under the Supply and Requirements Agreement had been made by us and agreed to extend our license December 31, 2006.

Dicon has designed and installed specialized equipment for producing molded foam products containing this superabsorbent polymer infused with detergents, soaps and waxes used as an absorbing and cleaning sponge product. The agreement sets forth minimum purchase requirements and pricing for the basic sponge product. Using its patented processes, Dicon manufactures products derived from "Hydrophilic Urethane Chemistry." The hydrophilic system has two parts, a hydrophilic pre-polymer phase and a water phase. During the water phase, various water soluble active ingredients are introduced into the products.

Products

We have designed specially configured sponges containing an outer contact layer and an inner matrix. Dicon, our licensor and manufacturer, loads the inner matrix of the sponge with specially formulated soaps and, in our licensed automotive cleaning and polishing product, soap and wax. When the sponge is applied to a surface with minimal pressure, the soap or soap and wax are simultaneously applied to the surface. When the sponge is not in use, the hydrophilic matrix holds the soap so that it does not leech out of the sponge.

We believe that our use of the patent has great marketing potential. We can choose any variety of cleansers, including anti-bacterial and abrasive soaps. Thus, we may fine-tune our products for use on different kinds of vehicles. New vehicles or those prepared for classic car shows require a gentle cleaner, whereas older cars which have developed a film over the paint or where the paint has faded may require a cleanser containing a compounding substance, a gentle abrasive. Depending on the use of our vehicular sponge, we may include wax, or may only include the cleanser.

We have developed a children's bath foam sponge, with a "safe mesh" coating which prevents tearing, in the shape of animals in various colors. The sponges, which float, are infused with a gentle no-tear, non-irritating anti-bacterial soap. The bath foam sponge does not lose its soap while it is floating in the bath tub as the inner hydrophilic matrix retains the soap until the child squeezes the sponge in use. We are exploring retail outlets to sell this product, ranging from pharmacies to department stores. We also intend to market this product directly. Dicon has orally agreed to manufacture this product for us. We have not yet made sales and cannot offer any assurances that sales will result from our proposed marketing campaign.

We have developed prototypes of household cleaning sponges infused with anti-bacterial bath and kitchen soaps. The products are being testing by a national detergent manufacturer for possible use under its logo and brand. We cannot predict whether or not the manufacturer will purchase our sponges and, if it does, whether the product will succeed in the marketplace.

Sales and Marketing

We have historically depended on one customer for almost all of our sales. Specifically, in 2003, our most recent year of active operations, we sold an aggregate of 183,000 sponges to TurtleWax, which represented approximately 75% of our orders. These sales to TurtleWax resulted in net sales of approximately $291,000 during the year ended May 31, 2003. Our last sale to TurtleWax was in May 2003. TurtleWax has not placed any orders with us since that time. While we remain in contact with TurtleWax and continue to have discussions with them, we have not pursued sales to TurtleWax due to our lack of proper funding. This is due to that fact that TurtleWax orders require us to have product on an in-stock basis so that we can immediately ship to them upon receiving orders.

In February 2004, we inaugurated a website, www.spongetech.com, to sell our vehicular cleaning kit directly to the public. Since inception, we have sold approximately 509 kits for aggregate sales price of approximately $4,835. We pay the website hosting company, Harbor Enterprises, a 20% royalty from the sales price on all Internet sales. We have not entered into a contract with Harbor Enterprises. Either party may terminate the relationship at any time. We ship directly to customers.

On July 18, 2005, we entered into an oral agreement with Lidel Fitzmaurice, Inc., a sales group that targets sales from Virginia to Vermont with eleven sales representatives. The sales representatives will receive seven (7%) of net sales which they generate and will be paid on the tenth day of the month following the month in which the sales are made. To date, we have received orders in the approximate amount of $14,625 from the efforts of Lidel Fitzmaurice, Inc., which orders were filled in June and July 2006. Lidel Fitzmaurice, Inc. has advised us that it intends to attend the following trade shows in the next twelve months: the Los Angeles Auto Show, the North American International Auto Show, the South Carolina International Auto Show, the West Virginia Auto Show, the Pennsylvania Auto and Boat Show, the Northeast Auto Show, the Motor Trend International Auto Show, the Chicago Auto Show, the Virginia International Auto Show, the New York International Auto Show, the Tampa Bay International Auto Show, the Charlotte International Auto Show and the National Hardware Show. We do not anticipate that we will incur any costs in connection with retaining the various sales groups as the sales groups will be paid a percentage the net sales they generate only.

On January 27, 2006 we entered into an oral agreement with Bill Perry & Associates, a sales group with 9 sales representatives that will target their sales efforts to Georgia, Tennessee, Alabama, Mississippi, Florida, North Carolina, South Carolina and Virginia. The sales representatives will receive commissions in the range of six (6%) percent to eight (8%) percent of net sales which they generate and will be paid on the tenth day of the month following the month in which the sales are made.

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

New Product Development

Our new product development program consists principally of devising or testing new products, improving the efficiency of existing ones, evaluating the environmental compatibility of products and market testing. We estimate that our management devotes 2,000 hours to developing a product, its packaging and its marketing campaign. We have never paid nor do we expect to ever have to pay cash compensation for any product development activities. We are considering the expansion of our product lines to include household cleaning products and personal hygiene products. Dicon produced samples for us of our children's bath foam sponge and household cleaning sponge. We have not yet signed an agreement with Dicon in connection with the children's bath or household cleaning sponges, these sponges are still in the research and development stage.

New Marketing

The Company will focus on its efforts on increasing its sales through the hiring of various sales groups and its attendance at various trade shows. The Company also intends to continue to promote its products through its website.

Competition

The market for consumer products is highly competitive. We compete with international, national and local manufacturers and distributors of soaps, detergents, waxes, sponges, cloths and other automotive, household and bath products. Indirectly, in the automotive product area, we compete with drive-through car washes. Our competition, for the most part, has brand recognition and large marketing and advertising budgets. We face major multinational competition in our proposed household and children's bath sponges. Although our product is unique and patented, we cannot predict its acceptance in any of the marketplaces for which it is designed.

We compete on the basis of the uniqueness of our sponge, which combines efficiency and effectiveness compared to other vehicular cleaning products. Our product avoids the preparation and clean-up of using sponges, liquid soaps and pails of water. It also avoids the mess and limited storage life of traditional liquid and paste waxes. In addition, our cleaning and wax product is much easier to apply and does not have to be buffed. Our sponge which combines soap and wax is considerable cheaper than the purchase of the individual cleaning and application products, and our cleaning product is less expensive than the cost of a sponge and liquid detergent.

We have in the past sold and intend to again explore retail markets, to sell and provide greater public exposure to our vehicular sponge product.

Government Regulations

Our cleaning products may be regulated by the Consumer Product Safety Commission under authority of the Hazardous Substances Act. The Consumer Product Safety Commission's jurisdiction covers most non-cosmetic, non-drug substances used in the home. The Federal agency develops voluntary standards with industry and issues and enforces mandatory standards or bans consumer products if no feasible standard would adequately protect the public. It conducts research on potential product hazards and obtains the recall of products that it believes pose potential risk for serious injury or death, or arranges for their repair. Additionally, the Consumer Product Safety Commission informs and educates consumers through the media, state and local governments, private organizations and by responding to consumer inquiries on, among other things, what safety features to look for in products. We do not believe that we are currently subject to any other direct federal, state or local regulation except in connection with regulations applicable to businesses generally or directly applicable to retailing or electronic commerce.

Employees

We currently employ five people on a part-time basis of whom three are members of the business and sales management team and two are staff.

Item 2. Description of Property.

Since December 8, 2004, we have been occupying our principal offices, which consist of 800 square feet of office space located at The Empire State Building, 350 Fifth Avenue, Suite 2204, New York, New York 10118. The premises are leased by members of the family of Steven Moskowitz, our Secretary and Chief Financial Officer. Pursuant to a sublease agreement, we paid 60,000 shares of our common stock as consideration for the term of sublease. The sublease which covers 800 square feet of the subleased property expires on January 31, 2008. We pay directly for telephone, utilities and other expenses.

Item 3. Legal Proceedings.

Except as described below, we are not currently a party to, nor is any of our property currently the subject of, any pending legal proceeding. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

We are aware of a lawsuit commenced by Westgate Financial Corporation ("Westgate") in the Superior Court of New Jersey, Law Division, Hudson County on December 23, 2004 against Spongetech International, Ltd, Romantic Scents, Inc, Steven Moskowitz (our Secretary), RM Enterprises International, Ltd, and Flo Weinberg, Inc., a wholly-owned subsidiary of RM Enterprises International. On January 6, 2003, the Company and Westgate entered into a factoring agreement wherein the Company assigned to Westgate its accounts receivable arising out of its sale of goods or rendition of services to customers (the "Contract"). Westgate asserted a breach of that contract against the Company and sought damages of $11,049.82 with interest accrued thereon, costs and reasonable attorney's fees. The Company counterclaimed alleging breach of contract and sought damages in an amount not less than $13,006.0. On July 25, 2006 the parties entered into a Consent Order pursuant to which the Plaintiffs agreed to pay the sum of $20,000 to Westgate in full satisfaction of all claims against the Defendants.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

      Market Information

      There is currently no public trading market for our common stock.

As of August 28, 2006 approximately 30,326,667 shares of our common stock were eligible to be sold pursuant to Rule 144 under the Securities Act of 1933, as amended and 3,625,969, shares of our common stock have been registered and may be freely sold, subject to any prospectus delivery requirements.

      Holders

As of August 28, 2006, there were 34,072,636 shares of our common stock issued and outstanding and approximately 58 stockholders of record of our common stock.

      Dividends

      Historically, we have not declared or paid any cash dividends on our common stock. Any future determination to pay dividends on our common stock will depend upon our results of operations, financial condition and capital requirements, applicable restrictions under any contractual arrangements and such other factors deemed relevant by the our Board of Directors. There are no restrictions in our articles of incorporation or bylaws that restrict us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

      (1) we would not be able to pay our debts as they become due in the usual course of business; or
      (2) our total assets would be less that the sum of our total liabilities.

Securities Authorized for Issuance Under Equity Compensation Plans

      The following table shows information with respect to each equity compensation plan under which the Company's common stock is authorized for issuance as of the fiscal year ended May 31, 2006.

                      EQUITY COMPENSATION PLAN INFORMATION

-----------------------------------------------------------------------------------------------------------------
Plan category                        Number of securities     Weighted average        Number of securities
                                     to be issued upon        exercise price of       remaining available for
                                     exercise of              outstanding options,    future issuance under
                                     outstanding options,     warrants and rights     equity compensation plans
                                     warrants and rights                              (excluding securities
                                                                                      reflected in column (a)
-----------------------------------------------------------------------------------------------------------------
                                               (a)                     (b)                       (c)
-----------------------------------------------------------------------------------------------------------------
Equity compensation plans approved
by security holders                            -0-                     -0-                       -0-
-----------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------
Equity compensation plans not
approved by security holders                   -0-                     -0-                       -0-
-----------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------
Total                                          -0-                     -0-                       -0-
-----------------------------------------------------------------------------------------------------------------

Recent Sales of Unregistered Securities

We filed a Registration Statement on Form SB-2, (file no. 333-123015) which was declared effective by the Securities and Exchange Commission on April 13, 2006, pursuant to which we were offering units, on a "best-efforts, minimum 2,000,000 Units, maximum 8,000,000 Units" basis, at an offering price of $.25 per unit. Effective August 24, 2006, the Company determined that it would be in its best interest to terminate the Offering and focus its efforts on the sales of its products. On August 25, 2006, the Company filed a Post Effective Amendment No.1 to deregister the Units.

Pursuant to the Registration Statement, 3,625,569 shares are being offered by the selling stockholders. We will not receive any proceeds from the sale of the shares of common stock by the selling shareholders. Offering expenses were paid prior to the commencement of the Offering. These expenses were paid out of funds advanced to us by our officers, directors and affiliates. There are no formal or written agreements with respect to the advance of funds to us by our officers, directors and affiliates for payment of said costs.

In addition, pursuant to the Registration Statement, we offered rescission to our shareholders who purchased shares of the Company in March 2002 through May 2002. The rescission offer expired on May 15, 2006. None of the shareholders accepted the rescission offer.

In April 2006, we issued 120,000 shares of our common stock to our counsel for legal services rendered valued at $.28 per share or an aggregate of $33,737 pursuant to an exemption from Registration under Section 4(2) of The Securities Act of 1933, as amended.

Item 6. Management's Discussion and Analysis or Plan of Operation.

Forward-Looking Statements

The information in this report contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. Our actual results may differ significantly from management's expectations.

The statements contained in this prospectus are not purely historical statements, but rather include what we believe are forward-looking statements. The forward-looking statements are based on factors set forth in the following discussion and in the discussions under "Risk Factors" and "Business." Our actual results could differ materially from results anticipated in these forward-looking statements. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.

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

In 2003, we sold an aggregate of 183,000 sponges to TurtleWax, which represented approximately 75% of our orders. These sales to TurtleWax resulted in net sales of approximately $291,000 during the year ended May 31, 2003. Our last sale to TurtleWax was in May 2003. While we remain in contact with TurtleWax and continue to have discussions with them, we have not pursued sales to TurtleWax due to our lack of proper funding. There is no guarantee that if we were to have sufficient funds that TurtleWax will place orders with us. Also, there is no guarantee that we may be able to generate any interest in our product that will result in any sales in the future. While we have been able to generate sales of $12,858 in our most recent fiscal year, there is no guarantee that we will be able to generate sufficient sales to make our operations profitable. We may continue to have little or no sales and continue to sustain losses in the future. If we continue to sustain losses we will be forced to curtail our operations and go out of business.

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

In addition, there is no guarantee that Dicon has adequate funds or will be able to successfully defend the patents on our licensed technology against infringement. If Dicon is unable to successfully defend any infringement claims and other products are developed similar to ours using the licensed technology, we may be forced out of business. Although we are currently exploring the use of the hydrophilic technology in products for home use there is no guarantee that the technology can be successfully used for such other uses. If we fail to find other uses for the technology, our company will have only one product. There are many risks and uncertainties associated with companies with only one product. Any failure or dips in the market may significantly affect our profitability and cause us to go out of business.

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

Results of Operations

Fiscal Years Ended May 31, 2006 and 2005

Net sales were $12,859 for the fiscal year ended May 31, 2006 as compared to $1,051 for the fiscal year ended May 31, 2005, an increase of $11,808. Management attributes this increase to the efforts of the various sales groups which the Company has retained since July 2005.

We have an open purchase orders in the amount of $5,500 which will be shipped in November 2006. We have historically depended on one customer for almost all of our sales. Specifically, in 2003, our most recent year of active operations, we sold an aggregate of 183,000 sponges to TurtleWax, which represented approximately 75% of our orders. These sales to TurtleWax resulted in net sales of approximately $291,000 during the year ended May 31, 2003. Our last sale to TurtleWax was in May 2003. While we remain in contact with TurtleWax and continue to have discussions with them, we have not pursued sales to TurtleWax due to our lack of proper funding. Without sufficient funds, we are unable to satisfy TurtleWax's requirement to have product on an in-stock basis so that we can immediately ship to them upon receiving orders.

Cost of sales was $4,320 or 34% of net sales for the fiscal year ended May 31, 2006 as compared to $1,012 or 96 % of net sales for the fiscal year ended May 31, 2005.

Operating expenses for the fiscal year ended May 31, 2006 increased to $110,303 from $58,738 for the fiscal year ended May 31, 2005. This increase of $51,565 was a result of a increase in general and administrative expenses. Selling expenses for the fiscal year ended May 31, 2006 was $0. General and administrative expenses for the year ended May 31, 2006 included accounting $29,925, legal, $63,737, office $5,350 and, SEC fees of $7,007.

Net loss for the fiscal year ended May 31, 2006 was $(101,764) or $(.00) as compared to net loss of $(58,699) or $(.00) per share for the fiscal year ended May 31, 2005.

Plan of Operations

We had sales of $342,019 during the year ended May 31, 2003. Since that time, we have had minimal or no sales. Specifically, during the year ended May 31, 2006 and 2005, we had sales of $12,859 and $1,051 respectively. The main reason for the increase is the efforts of the various sales groups which the Company has retained since July 2005. We have recently been setting up the groundwork for new sales with advance marketing but we require additional funding.

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

Management intends to attend trade shows to promote our products. Management intends to attend the Auto Show in Las Vegas Nevada, on October 31, 2006 through November 2, 2006. Management estimates that it will cost us approximately $14,000 to attend upcoming trade shows, all of which has been, and if necessary will continue to be, funded by our officers, directors and affiliates until such time as we are able to generate sales to fund our operations or obtain outside funding. In addition, our Secretary, Steven Moskowitz, will utilize his accrued air miles to cover all travel and hotel costs. There are no formal or written agreements with respect to the advance of funds to us by our officers, directors and affiliates. Our officers, directors and affiliates are not legally bound to provide funding to us. If they do not pay for our expenses, we will be forced to obtain funding. We currently do not have any arrangements to obtain additional financing. In view of our limited operating history, our ability to obtain additional funds is limited. Additional financing may only be available, if at all, upon terms which may not be commercially advantageous to us. If we are not able to obtain funding from other sources, we will not be able to obtain funding to increase our sales and marketing efforts. As a result we may be forced to go out of business.

On July 18, 2005, we entered into an oral agreement with Lidel Fitzmaurice, Inc., a sales group that targets sales from Virginia to Vermont. Lidel Fitzmaurice has eleven sales representatives. The sales representatives will receive seven (7%) percent of net sales which they generate and will be paid on the tenth day of the month following the month in which the sales are made. To date, we have received orders in the approximate amount of $14,625 from the efforts of Lidel Fitzmaurice, Inc., which orders were filled in June and July 2006. The products will be manufactured by Dicon and shipped directly to our customers by Dicon, with payment remitted to Dicon upon receipt of payment from the customers. Lidel Fitzmaurice, Inc. has advised us that it intends to attend the following trade shows in the next twelve months: the Los Angeles Auto Show, the North American International Auto Show, the South Carolina International Auto Show, the West Virginia Auto Show, the Pennsylvania Auto and Boat Show, the Northeast Auto Show, the Motor Trend International Auto Show, the Chicago Auto Show, the Virginia International Auto Show, the New York International Auto Show, the Tampa Bay International Auto Show, the Charlotte International Auto Show and the National Hardware Show.

On January 27, 2006 we entered into an oral agreement with Bill Perry & Associates, a sales group with 9 sales representatives who will target their sales efforts to Georgia, Tennessee, Alabama, Mississippi, Florida, North Carolina, South Carolina and Virginia. The sales representatives will receive commissions in the range of six (6%) percent to eight (8%) percent of net sales which they generate and will be paid on the tenth day of the month following the month in which the sales are made. To date we have received orders in the approximate amount of $3,150 from the efforts of Bill Perry & Associates. The products will be manufactured by Dicon and shipped directly to our customers by Dicon, with payment remitted to Dicon upon receipt of payment from the customers. We anticipate that these orders will be filled late spring.

----------
(1) Obtained from Cleanlink.com based upon a study prepared and conducted by the Research Department of Trade Press Publishing Corporation, publisher of Sanitary Maintenance Magazine in conjunction with International Sanitary Supply Association. The report can be accesses by following this link:
http://www.cleanlink.com/industrystatistics/2004sanitaryreport.asp

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

We have begun to review all indications of interest which we have received from various infomercial companies as a way to promote our products. The success of an infomercial featuring our products is dependent on, among other things, having a compatible script director who understands our products and is able to highlight the benefits of our products in a short running time and the ability to get air time placement on channels such as ESPN and the Speed Channel to reach our target market. In addition, in view of our lack of adequate funding, we may be forced to give up a bigger profit margin to ensure that the Infomercial is available for airing. We intend to enter into an agreement for the production of an infomercial which we anticipate will be aired commencing in January through March 2007. There is no guarantee that we will be able to find an infomercial company who can successfully produce an infomercial on our behalf or that we will generate any sales from the infomercial. Management anticipates that it will cost a minimum of $50,000 and up to $300,000 to successfully produce an infomercial.

We are currently exploring the attractiveness of certain distribution and marketing arrangements with third parties to enhance distribution of our products, including licensing arrangement for products that we believe are complementary to sponges which could enhance our marketability. These efforts have involved meeting with strategic licensing partners, and having discussions regarding our products and market opportunities. We intend to pursue arrangements with other companies to use their logos and marks on our product as way to promote their products and target customers. To do so, we would be required to enter into license agreements with these companies relating to the use of their logos and marks. We anticipate that the cost for entering into such arrangements will entail our attorney's fees for the negotiation of such agreements and the cost of the mold to manufacture the sponges. Typically, the cost of the mold is approximately $250, from which approximately 5,000 pieces can be manufactured. To mass produce up to approximately 5,000,000 pieces, the cost of the mold is approximately $5,500. The cost of the mold is typically paid by the other party. To date, we have not entered into any agreements with any parties for use of their logos and marks on our products and do not have any immediate plans to enter into any such arrangement in the near future. Our license agreement with Dicon permits us the right to enter into arrangements or agreements with third parties to use third parties' logos, names, slogans and/or marks on our products for advertising, promotion, manufacture distribution and sale. In addition, our license agreement allows us to enter into sublicense agreements consistent with the terms of our license agreement with Dicon. There is no guarantee that we will be able to complete any agreements with third parties that will have a positive effect on our sales, or that we will achieve successful and profitable results from our distribution and marketing efforts.

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

Based upon our current cash reserves and forecasted operations, we believe that we will need to obtain at least $500,000 in outside funding to implement our plan of operation over the next twelve months. Our need for additional capital to finance our business strategy, operations, and growth will be greater should, among other things, revenue or expense estimates prove to be incorrect. If we fail to arrange for sufficient capital in the future, we may be required to reduce the scope of our business activities in the areas of marketing and research and development until we can obtain adequate financing. We may not be able to obtain additional financing in sufficient amounts or on acceptable terms when needed, which could adversely affect our operating results and prospects and force us to curtail our business operations. Debt financing must be repaid regardless of whether or not we generate profits or cash flows from our business activities. Equity financing may result in dilution to existing stockholders and may involve securities that have rights, preferences, or privileges that are senior to our common stock. If we do not receive funding at lower prices, this will have a dilutive effect on the value of our securities issued at higher prices.

Liquidity and Capital Resources

As of May 31, 2006, we had cash of $2,805 as compared to $1,477at May 31, 2005. Our current cash balance as of August 28, 2006 is $2,489. As of May 31, 2006, net cash used by operating activities aggregated $(1,328). Based upon our current cash reserves and forecasted operations, we believe that we will need to obtain at least $500,000 in outside funding to implement our plan of operation over the next twelve months. Based on our current cash balance, management believes that we can satisfy our cash requirements for the next three months. Our officers, directors and affiliates have indicated their preparedness to fund our business until we are able to generate sufficient sales to fund our operations. However, there are no formal or written agreements with respect to the advance of funds to the Company by our officers, directors and affiliates for payment of said costs. Accordingly, our officers, directors and other affiliates are not legally bound to provide funding to us. Because of our limited operations, if our officers and directors do not pay for our expenses, we will be forced to obtain funding. We currently do not have any arrangements to obtain additional financing from other sources. In view of our limited operating history, our ability to obtain additional funds is limited. Additional financing may only be available, if at all, upon terms which may not be commercially advantageous to us.

The working capital (deficiency) at May 31, 2006 was $153,707 as compared to a working capital (deficiency) of $112,037 at May 31, 2005. These factors create substantial doubt about our ability to continue as a going concern. The recovery of assets and the continuation of future operations are dependent upon our ability to obtain additional debt or equity financing and our ability to generate revenues sufficient to continue pursuing our business purpose.

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

In July 2006, we settled a suit brought against Spongetech International, Ltd, Romantic Scents, Inc, Steven Moskowitz (our Secretary), RM Enterprises International, Ltd, and Flo Weinberg, Inc., a wholly-owned subsidiary of RM Enterprises International by Westgate Financial Corporation in which Westgate asserted a breach of contract claim against us. Westgate alleged that the Company defaulted on a factoring agreement and sought damages of $11,049.82 with interest accrued thereon, costs and reasonable attorney's fees. We counterclaimed alleging breach of contract and sough damages in an amount of not less than $13,006.01. On July 25, 2006 the parties entered into a Consent Order pursuant to which the Plaintiffs agreed to pay the sum of $20,000 to Westgate in full satisfaction of all claims against the Defendants..

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

It is extremely difficult to itemize the price of each sponge purchased from Dicon because the price charged includes the sponge or sponge kit, packaging, storage and shipping. The price for each sponge or sponge kit, including these ancillary items, ranged from $.85 to $1.42. The average price per sponge or sponge kit was $1.12. Our operations to date have been primarily financed by sales of our equity securities to and loans from our officers and directors. As of May 31, 2005, we had a working capital deficit of $112,037. We do not expect positive cash flow from operations in the near term. Our operations presently are generating negative cash flow, and we do not expect positive cash flow from operations in the near term. In order to sustain our operations we will need to secure additional working capital from other sources. Any inability to obtain sufficient capital to sustain our existing operations to meet commitments may require us to delay delivery of products, if and when ordered, to default on one or more agreements, or to significantly reduce or eliminate then existing sales and marketing, research and development or administrative functions. The occurrence of any of these, or our inability to raise adequate capital, may have a material adverse effect on our business, financial condition and results of operations.

Due to the operating losses that we have suffered from then date of our organization, in their report on the annual consolidated financial statements for fiscal year ended May 31, 2006, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders.

We have purchased the following sponge kits and sponges as of the date of the prospectus: 25,000 kits, each consisting of a vehicular sponge, detail sponge and chamois cloths 168,600 vehicular sponges 4,500 detail sponges 2,200 chamois cloths.

RISK FACTORS

Our business involves a high degree of risk. Any of the following risks could materially and adversely affect our business, financial condition, and results of operations. This could cause the trading price of our common stock to decline, with the loss of part or all of an investment in our common stock.

Risks relating to our Business

WE HAVE A HISTORY OF LOSSES SINCE OUR INCEPTION WHICH MAY CONTINUE. IF WE CONTINUE TO EXPERIENCE LOSSES, WE WILL BE UNABLE TO FUND ANY OF OUR SALES AND MARKETING AND RESEARCH AND DEVELOPMENT ACTIVITIES. AS A RESULT WE MAY BE FORCED TO CEASE OUR OPERATIONS WHICH WOULD CAUSE INVESTORS TO LOSE THEIR ENTIRE INVESTMENT.

We incurred net losses of $58,699 and $2,056,526 for the years ended May 31, 2005 and 2004, respectively. As of November 30, 2005 we have a working capital deficit of $137,325. Because of these conditions, we will require additional working capital to develop our business operations. We have not achieved profitability and we can give no assurances that we will achieve profitability within the foreseeable future, as we fund operating and capital expenditures, in such areas as sales and marketing and research and development. We cannot assure investors that we will ever achieve or sustain profitability or that our operating losses will not increase in the future. If we continue to incur losses, we will not be able to fund any of our sales and marketing and research and development activities, and we may be forced to cease our operations. If we are forced to cease operations, investors will lose the entire amount of their investment.

WE HAVE A LIMITED OPERATING HISTORY AND MAY NOT GENERATE ENOUGH REVENUES TO STAY IN BUSINESS.

We were organized in July 1999 and have had limited operations since our inception from which to evaluate our business and prospects. There can be no assurance that our future proposed operations will be implemented successfully or that we will ever have profits. Our limited financial resources are significantly less than those of other companies, which can develop alternatives to our current and pending product lines in the U.S. If we are unable to sustain our operations, you may lose your entire investment. We face all the risks inherent in a new business, including the expenses, difficulties, complications and delays frequently encountered in connection with conducting operations, including capital requirements and management's potential underestimation of initial and ongoing costs. In evaluating our business and prospects, these difficulties should be considered. If we are unable to achieve profitability we will be forced to curtail our operations and go out of business.

WE NEED SIGNIFICANT INFUSIONS OF ADDITIONAL CAPITAL, WHICH MAY RESULT IN DILUTION TO YOUR OWNERSHIP AND VOTING RIGHTS IN US.

Based upon our current cash reserves and forecasted operations, we believe that we will need to obtain at least $500,000 in outside funding to implement our plan of operation over the next twelve months. Our need for additional capital to finance our business strategy, operations, and growth will be greater should, among other things, revenue or expense estimates prove to be incorrect. If we fail to arrange for sufficient capital in the future, we may be required to reduce the scope of our business activities in the areas of marketing and research and development until we can obtain adequate financing. We may not be able to obtain additional financing in sufficient amounts or on acceptable terms when needed, which could adversely affect our operating results and prospects and force us to curtail our business operations. Debt financing must be repaid regardless of whether or not we generate profits or cash flows from our business activities. Equity financing may result in dilution to existing stockholders and may involve securities that have rights, preferences, or privileges that are senior to our common stock. If we do not receive funding at lower prices, this will have a dilutive effect on the value of our securities issued at higher prices. Further, the sale, or potential sale of large amounts of our securities will, in all likelihood, have a depressive effect on the price of our securities which will affect the value of your investment.

OUR INDEPENDENT AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN, WHICH MAY HINDER OUR ABILITY TO OBTAIN FUTURE FINANCING AND WHICH MAY FORCE US TO CEASE OPERATIONS.

In their report dated August 15, 2006, our independent auditors stated that our financial statements for the year ended May 31, 2006 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of recurring losses from operations and cash flow deficiencies since our inception. We continue to experience net losses. Our ability to continue as a going concern is subject to our ability to generate revenues sufficient to continue pursuing our business purposes and obtain additional debt or equity financing from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. If we are unable to continue as a going concern, you may lose your entire investment.

WE HAVE DEFAULTED ON OUR LICENSE IN THE PAST AND IF WE DEFAULT AGAIN, OUR LICENSOR COULD TERMINATE OUR LICENSE WHICH COULD CAUSE OUR BUSINESS TO FAIL.

We rely on our license agreement with Dicon for the development of our products. Our principal product and our products that are under development utilize the hydrophilic sponge technology that we license from Dicon. In addition, we rely on Dicon to protect and enforce key patents held by Dicon, relating to the hydrophilic technology. Dicon's patent expires in 2017. In the past, we have defaulted on the license by not meeting our minimum supply requirements. If we default again, Dicon may terminate the agreement or make the license non-exclusive. If we lose our license, we may not be able to make alternative arrangements on terms acceptable to us, or at all. We do not currently have any alternative plans for which to purchase hydrophilic sponges. Any loss of our license could materially adversely affect our business, financial condition and results of operations. The loss of our license and the inability to obtain alternative arrangements for our currently contemplated products or a different product line will cause our business to fail. Our exclusive license is limited to one function. If we are unable to expand this license to other areas, our growth will be significantly limited.

Our license agreement with Dicon is limited to hydrophilic sponges used to clean and polish land, sea and air transportation vehicles. Our business plan calls for us to expand our product line using hydrophilic sponges into the areas of personal hygiene and household cleaning. Although Dicon has orally indicated that it will agree to expand our license to cover personal hygiene and household cleaning products and has produced samples of both products for us, we have no written assurances that Dicon will expand our exclusive license to include additional product lines. If Dicon refuses to expand our license, we will be unable to expand into new areas and our growth will be limited.

WE DEPEND ON PRODUCTS MADE USING ONE TECHNOLOGY; AND PRODUCTS USING DIFFERENT TECHNOLOGIES MAY ATTRACT CUSTOMERS JEOPARDIZING OUR BUSINESS PROSPECTS.

Our cleaning products depend on the use of licensed technology relating to sponges incorporating a hydrophilic (liquid absorbing) polyurethane matrix. A number of factors could limit our sales of these products, or the profitability of such sales, including competitive efforts by other manufacturers of similar products, shifts in consumer preferences or the introduction and acceptance of alternative product offerings. We have not developed products using other technologies; and, thus, if our existing products or others based on the same technology fail in the marketplace, we may be forced to cease all operations.

OUR LICENSOR MAY NOT BE SUCCESSFUL IN DEFENDING THE PATENTS ON OUR LICENSED TECHNOLOGY AGAINST INFRINGEMENT; AND, AS A RESULT, WE MAY BE UNABLE TO COMPETE AGAINST COMPANIES SELLING PRODUCTS USING THE SAME TECHNOLOGY AS WE DO.

In the event a competitor infringes upon our licensed technology, our licensor may be unable to successfully assert patent infringement claims. In that event, we may encounter direct competition using the same technology on which our products are based and we may be unable to compete. If we cannot compete with competitive products, our business will fail. In addition, if any third party claims that our licensed products are infringing their intellectual property rights, any resulting litigation could be costly and time consuming and would divert the attention of management and key personnel from other business issues. We also may be subject to significant damages or injunctions preventing us from selling or using some aspect of our products in the event of a successful patent or other intellectual property infringement claim. We may not have sufficient capital to pay damages or if we do have sufficient capital, utilizing this capital to pay damages will divert capital away from our business which is critically needed to develop our business and products. Any of these events could have a material adverse effect on our business and profitability and cause us to curtail operations and cease our business. If we are enjoined from using our licensed technology we will be forced to cease operations and go out of business, as a result, investors will lose their entire investment.

THROUGHOUT OUR SALES HISTORY, WE HAVE DEPENDED ON ONE CUSTOMER FOR ALMOST ALL OF OUR SALES. IF THAT CUSTOMER DOES NOT GIVE US REPEAT ORDERS, WE WILL NOT BE ABLE TO CONTINUE IN BUSINESS.

We have historically depended on one customer for almost all of our sales. Specifically, in 2003, our most recent year of active operations, we sold an aggregate of approximately 153,000 sponges to TurtleWax, which represented approximately 75% of our orders. These sales to TurtleWax resulted in net sales of approximately $291,000 during the year ended May 31, 2003. Our last sale to TurtleWax was in May 2003. TurtleWax has not placed any orders with us since that time. While we remain in contact with TurtleWax and continue to have discussions with them, we have not pursued sales to TurtleWax due to our lack of proper funding. This is due to that fact that TurtleWax orders require us to have product on an in-stock basis so that we can immediately ship to them upon receiving orders. We are currently exploring ways to market our automobile cleanser and wax product, children's bath and home cleaning products through various marketing channels. If we are unable to expand our client and sales base, we may have no existing business or prospects for new business and our business could fail.

WE DEPEND ON THE EFFORTS OF INDEPENDENT SALES PERSONS TO GENERATE SALES OF OUR PRODUCTS.

We do not have a sales staff devoted to generating sales of our products. Instead, we rely on the efforts of independent sales groups, who are retained on a non-exclusive basis. These independent sales persons may not devote a significant amount of time to promoting our products or may focus their efforts on other products which may result in them receiving a bigger sales commission. We have no control over these sales persons. If these sales persons are not able to generate significant sales for our products, we will be forced to curtail our operations and go out of business.

WE DEPEND ON ONE MANUFACTURER FOR ALL OUR PRODUCTS; AND IF THAT MANUFACTURER IS UNWILLING OR UNABLE TO PRODUCE OUR ORDERS IN THE QUANTITIES REQUIRED AND AT THE PRICE AND QUALITY WE REQUIRE FOR SALES, WE WILL BE UNABLE TO CONTINUE IN BUSINESS.

Our licensor is also our manufacturer. Our reliance on a sole supplier involves several risks, including our potential inability to obtain adequate supplies and reduced control over pricing and timely delivery. Although the timeliness, quality and pricing of deliveries from our licensor has been acceptable to date there can be no assurance that supplies will be available on an acceptable basis or that delays in obtaining new suppliers will not have an adverse effect on us. If we lose this manufacturer there is no guarantee that we will be able to make alternate arrangements that will be acceptable to us. The success of our business will depend on our ability to obtain adequate supplies of hydrophilic sponges, chemicals, packaging materials, or finished products. Since we are dependent on Dicon for our all of our products, a failure by Dicon to deliver products when ordered will prevent us from fulfilling orders and would result in us being unable to timely fill purchase orders. If we are not able to timely deliver on purchase orders, we may experience a reduction in the number of orders, which will negatively affect our business. If delays are persistent, some of our purchasers may determine not to place future orders with us which will result in a reduction in our profits and will cause us to cease operations and go out of business.

THE MARKETPLACE MAY BE INDIFFERENT TO OUR PRODUCTS; IN WHICH CASE OUR BUSINESS WILL FAIL.

Our hydrophilic sponges, and products based on them, feature an internal structure which holds detergents and waxes which are released only when squeezed. However, potential users may be satisfied with the cleaners, waxes and applicators they are presently using. Thus, we may expend our financial and personnel resources on design, marketing and advertising without generating concomitant revenues. If we cannot generate sufficient revenues to cover our overhead, manufacturing and operating costs, our business will fail.

COMPLIANCE WITH GOVERNMENTAL REGULATIONS AND IMPLEMENTATION OF ANY LAW OR CONSTRUCTION OF ANY CURRENT LAW WHICH HAS THE EFFECT OF MAKING IT MORE COSTLY TO PRODUCE OUR PRODUCTS MAY DETRIMENTALLY AFFECT OUR ABILITY TO PRODUCE AND SELL OUR PRODUCTS WHICH WILL CAUSE US TO CURTAIL OUR OPERATIONS AND CEASE OUR BUSINESS.

Our cleaning products may be regulated by the Consumer Product Safety Commission under authority of the Hazardous Substances Act. The Consumer Product Safety Commission's jurisdiction covers most non-cosmetic, non-drug substances used in the home. The Federal agency develops voluntary standards with industry and issues and enforces mandatory standards or bans consumer products if no feasible standard would adequately protect the public. It conducts research on potential product hazards and obtains the recall of products that it believes pose potential risk for serious injury or death, or arranges for their repair. Additionally, the Consumer Product Safety Commission informs and educates consumers through the media, state and local governments, private organizations and by responding to consumer inquiries on, among other things, what safety features to look for in products. We do not believe that we are currently subject to any other direct federal, state or local regulation except in connection with regulations applicable to businesses generally or directly applicable to retailing or electronic commerce. However, from time to time in the future, Congress, the FDA or any other federal, state, local or foreign legislative and regulatory authorities may impose additional laws or regulations that apply to us, repeal laws or regulations that we consider favorable to us or impose more stringent interpretations of current laws or regulations. If these agencies determine to implement any law, or construe any current law in such a way which will make it more costly to produce our products, we may be forced to reduce our business and cease operations. In addition, if any of these agencies determine that there is no feasible way to adequately protect the public from any of our products, we will immediately be forced to curtail our business. Any such developments could detrimentally affect our ability to sell our products and become profitable and cause our business to fail.

IF WE FAIL TO PAY OUR FRANCHISE TAXES AND TO TIMELY FILE A RENEWAL AND REVIVAL AND ANOTHER CORPORATION SHALL ADOPT A NAME THAT IS SIMILAR AND/OR
INDISTINGUISHABLE FROM OUR NAME, WE COULD LOSE THE RIGHT TO USE OUR NAME AND WILL BE REQUIRED TO SEEK A RENEWAL AND REVIVAL OF OUR CERTIFICATE OF INCORPORATION UNDER ANOTHER NAME.

On March 1, 2004, our Certificate of Incorporation was voided by the State of Delaware for non-payment of franchise taxes in the amount of $114.40, including interest, fees and penalties for 2002 and $164.49, including taxes, fees and penalties for 2003, which outstanding amounts were paid on June 27, 2005. Our Certificate of Incorporation was renewed and revived, effective February 29 2004. The revival has the effect of validating all actions taken by our officers and directors pursuant to the Certificate of Incorporation during the period when we were voided. If we fail to pay our franchise taxes and to timely file a renewal and revival and another corporation shall adopt a name that is similar and/or indistinguishable from our name, we could lose the right to use our name and will be required to seek a renewal and revival of our Certificate of Incorporation under another name. This could result in the loss of any good will and recognition which has been established with respect to our name.

OUR OFFICERS AND DIRECTORS ARE INVOLVED IN OTHER BUSINESSES WHICH MAY CAUSE THEM TO DEVOTE LESS TIME TO OUR BUSINESS.

Michael Metter, our President and Chief Executive Officer, serves a director and officer for other companies. In addition to serving as our President and Chief Executive Officer, Mr. Metter also serves as the President and Chief Executive Officer of BusinessTalk Radio.net, Chairman of Tiburon Capital Group, a privately held holding corporation and Vice-President of ERC Corp., a privately-held marketing consultant. Mr. Metter devotes 10 hours each week, constituting 20% of his time, to our business. Mr. Moskowitz, our Chief Financial Officer and Secretary, also serves as a director and officer for other companies. Mr. Moskowitz also serves as the CEO and President of Azuel, Ltd, a publicly traded entity and Vice President of ERC Corp., a privately-held marketing consultant. Mr. Moskowitz devotes 40 hours each week, constituting 75% of his time, to our business. Mr. Lazaukas, one of our directors, serves also as President of FJL Enterprises, Inc. and TNJ Enterprises, Inc., which own and operate eight Dominos Pizza Stores. Our officers' and directors' involvement with other businesses may cause them to allocate their time and services between us and other entities. Consequently, they may give priority to other matters over our needs which may materially cause us to lose their services temporarily which could affect our operations and profitability.

OUR CHIEF FINANCIAL OFFICER AND SECRETARY, STEVEN MOSKOWITZ, SERVES AS PRESIDENT AND CEO OF AZUREL, LTD. A PUBLICLY TRADED ENTITY THAT BECAME DELINQUENT IN ITS FILING OBLIGATIONS. IN ADDITION, CERTAIN OF OUR OTHER OFFICERS AND DIRECTORS WERE PREVIOUSLY AFFILIATED WITH AZUREL, LTD.

Michael Metter, our President and a director and Frank Lauzaskas, one of our directors, were previously executive officers and directors of Azurel Ltd., a publicly traded entity. Steven Moskowitz, our Chief Financial Officer, Secretary and director serves also as President and CEO of Azurel. Azurel is delinquent in its reporting requirements with the SEC in that it has failed to file any of its required quarterly and annual reports since the filing of its Annual Report on Form 10-KSB for the year ended December 31, 2002. On January 31, 2006, Azurel terminated its obligation to file reports by filing a Form 15 with the Securities and Exchange Commission. If we were to become delinquent in our filing obligations under the federal securities laws, the Securities and Exchange Commission may halt trading in the Company's securities which would strongly reduce the value of the securities offered hereby.

Risks Related to Our Common Stock

THERE IS PRESENTLY NO MARKET FOR OUR COMMON STOCK. ANY FAILURE TO DEVELOP OR MAINTAIN A TRADING MARKET COULD NEGATIVELY AFFECT THE VALUE OF OUR SHARES AND MAKE IT DIFFICULT OR IMPOSSIBLE FOR YOU TO SELL YOUR SHARES.

Presently there is no market for our common stock. We have filed a Form 211 with the NASD to have our common stock quoted on the OTC Bulletin Board, however, no assurance can be given that our application will be successfully approved. Failure to develop or maintain an active trading market could negatively affect the value of our shares and make it difficult for you to sell your shares or recover any part of your investment in us. Even if a market for our common stock does develop, the market price of our common stock may be highly volatile. In addition to the uncertainties relating to our future operating performance and the profitability of our operations, factors such as variations in our interim financial results, or various, as yet unpredictable factors, any of which are beyond our control, may have a negative effect on the market price of our common stock.

OUR CONTROLLING SHAREHOLDERS MAY EXERCISE SIGNIFICANT CONTROL OVER US DEPRIVING OTHER STOCKHOLDERS OF THE ABILITY TO ELECT DIRECTORS OR EFFECT OTHER CORPORATE ACTIONS, AND INVESTORS MAY NOT HAVE A VOICE IN OUR MANAGEMENT.

Our directors, executive officers and principal shareholders beneficially owned approximately 76% of the outstanding shares of our common stock. Our shareholders do not have cumulative voting rights with respect to the election of directors. If our principal shareholders vote together, they could effectively elect all of our directors.

Item 7. Financial Statements.

All financial information required by this Item is attached hereto at the end of this report.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 8A. Controls and Procedures.

      a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. As of the date of this report, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and the Chief Financial Officer of the effectiveness of our disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer that our disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions on required disclosure.

      b) CHANGES IN INTERNAL CONTROLS. There were no changes in internal controls or in other factors that could affect these controls during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information.

None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The following table sets forth certain information regarding our current Executive Officers, Directors and Key Employees:

      Name                   Age      Position                          Since
      -------------------    ---      -------------                     ------
      Michael Metter*        54       President,
                                      Chief Executive Officer,
                                      Director                          5/2001

      Steven Moskowitz*      42       Secretary, Treasurer
                                      Chief Financial Officer
                                      and Director                      6/1999

      Frank Lazauskas        46       Director                          7/2001

* Michael Metter and Steven Moskowitz are promoters of Spongetech. In addition, RM Enterprises International, Jerome Schlanger and Michael Sorrentino were our promoters.

Background of Officers and Directors

Michael Metter has been President, Chief Executive Officer and a Director since May 2001. Mr. Metter has served as President of RM Enterprises International, Inc., our majority stockholder, since April, 2001, and as its Chief Executive Officer since March 2, 2004. He has been a director of Western Power and Equipment Corp. (OTCBB) since February 2003. Mr. Metter served as the President of Azurel, Ltd. (OTCBB and subsequently Pink Sheets) from October 2002 to February 2003, and as its Chief Operating Officer from October 2002 to June 2003. Azurel is delinquent in its reporting requirements with the SEC due to the fact that it has failed to file any of its required quarterly and annual reports since the filing of its Annual Report on Form 10-KSB for the year ended December 31, 2002. Since June 2002, Mr. Metter has served as President and Chief Executive Officer of BusinessTalkRadio.net, a syndicated radio network based in Greenwich, Connecticut. Since June 2003, he has been chairman of the board of Tiburon Capital Group, a privately held holding corporation. He has served since May 2000 as Vice-President ERC Corp., a privately held marketing consultant. He was compliance director of Securities Capital Trading, Inc., a securities broker-dealer, from October 1998 to February 2001. On April 19, 2001, Mr. Metter filed a petition in personal bankruptcy in the District of Connecticut, Bridgeport Division, and was discharged on December 14, 2001. Mr. Metter received his MBA in Finance in 1975 and his B.A. in Marketing and Accounting in 1973 from Adelphi University.

Steven Moskowitz has been Secretary, Treasurer and a Director since June 1999. In February 2006, Mr. Moskowitz was appointed to serve as our Chief Financial Officer. Mr. Moskowitz has served as a director of RM Enterprises International, Inc. since April 2001, and as its Secretary since March 2, 2004. He has been a director of Western Power and Equipment Corp. (OTCBB) since February 11, 2003. Mr. Moskowitz was a director and CEO of Azurel, Ltd, (OTCBB and subsequently Pink Sheets) from October 31, 2002 to October 10, 2003. Mr. Moskowitz rejoined Azurel from May 1, 2004 through July 26, 2004 as CEO and President. On July 25, 2005, Mr. Moskowitz was elected as CEO and President of Azurel. Azurel is delinquent in its reporting requirements with the SEC due to the fact that it has failed to file any of its required quarterly and annual reports since the filing of its Annual Report on Form 10-KSB for the year ended December 31, 2002. Since June 2003, he has been director of Tiburon Capital Group, a privately held holding corporation, and since May 2000, he has served as Vice President of ERC Corp., a privately-held marketing consultant. He served as Vice President, Marketing and Business Development for H. W. Carter & Sons, a distributor of children's clothing, from 1987 to 2002. He was President of the H. W. Carter & Sons division of Evolutions, Inc. from 1996 to 1997. Mr. Moskowitz served in various capacities at Smart Style Industries, a manufacturer and distributor of children's apparel, from 1986 to 1987 from sales assistant to Vice President Sales and Marketing. He received his B.S. in Management from Touro College in 1986.

Frank Lazauskas has been a Director since July 2001. Mr. Lazauskas is the founder and President of FJL Enterprises, Inc. and TNJ Enterprises, Inc., formed in 1999 and 1997, respectively, which own and operate eight Dominos Pizza Stores. He was elected a director of RM Enterprises International, Inc., our majority stockholder, in March 2004. Mr. Lazauskas was a director of Azurel, Ltd, (OTCBB and subsequently Pink Sheets) from October 2002 to June 2003. Azurel is delinquent in its reporting requirements with the SEC due to the fact that it has failed to file any of its required quarterly and annual reports since the filing of its Annual Report on Form 10-KSB for the year ended December 31, 2002. He received his B.A. in Mathematics from Central Connecticut State University in 1983.

Pursuant to our bylaws, our directors are elected at our annual meeting of stockholders and each director holds office until his successor is elected and qualified. Officers are elected by our Board of Directors and hold office until an officer's successor has been duly appointed and qualified unless an officer sooner dies, resigns or is removed by the Board. There are no family relationships among any of our directors and executive officers.

Director Compensation

Our directors do not receive cash compensation for their services as directors but are reimbursed for their reasonable expenses for attending board and board committee meetings.

Committee of the Board of Directors

We have an audit committee composed of Frank Lazauskas.

Item 10. Executive Compensation.

The following table sets forth for the fiscal years ended May 31, 2005 and 2004, the compensation we paid to our Chief Executive Officer(s) and any other executive officers who earned in excess of $100,000 based on salary and bonus.

                                                                                               Long-Term
                                                                                             Compensation
                                                                              -----------------------------------------
                                               Annual Compensation                      Awards                Payouts
                                       -----------------------------------    ---------------------------   -----------
                                                                                                                           All
                                                                  Other                        Securities                 Other
                                                                  Annual       Restricted     Under-lying                Compen-
          Name and                                               Compen-      Stock Award(s)    Options/       LTIP      sation
     Principal Position        Year    Salary ($)   Bonus ($)   sation ($)         ($)          SARs (#)    Payouts ($)    ($)
--------------------------     ----    ----------   ---------   ----------    --------------  -----------   -----------  -------
Michael Metter                 2006           0           0           0               0              0             0           0
Chief Executive Officer        2005     499,500 (1)       0           0               0              0             0           0
                               2004           0           0           0               0              0             0           0

Steven Moskowitz               2006           0           0           0               0              0             0           0
Chief Financial Officer and    2005     490,500 (2)       0           0               0              0             0           0
Secretary                      2004           0           0           0               0              0             0           0

Frank Lazaukas                 2006           0           0           0               0              0             0           0
Director                       2005     499,500 (3)       0           0               0              0             0           0
                               2004           0           0           0               0              0             0           0

(1) 3,330,000 shares of common stock were issued to Mr. Metter as consideration for services rendered to us which shares are valued at $499,500.

(2) 3,270,000 shares of common stock were issued to Mr. Moskowitz as consideration for services rendered to us which shares are valued at $490,500.

(3) 3,330,000 shares of common stock were issued to Mr. Lazaukas as consideration for services rendered to us, which shares were valued at $499,500.

Option Grants for the fiscal years ended May 31, 2006 and 2005

No options or SARs were granted to the named executive officers during fiscal year ended May 31, 2006.

Aggregated Option Exercise for the fiscal years Ended May 31, 2006 and 2005 and Fiscal Year-End Option Values

None.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table shows information with respect to each equity compensation plan under which our common stock is authorized for issuance as of the fiscal year ended May 31, 2006.

                      EQUITY COMPENSATION PLAN INFORMATION

---------------------------------------------------------------------------------------------------------------
           Plan category              Number of securities       Weighted average        Number of securities
                                        to be issued upon       exercise price of      remaining available for
                                           exercise of         outstanding options,     future issuance under
                                      outstanding options,     warrants and rights    equity compensation plans
                                       warrants and rights                              (excluding securities
                                                                                       reflected in column (a)
---------------------------------------------------------------------------------------------------------------
                                               (a)                     (b)                       (c)
---------------------------------------------------------------------------------------------------------------
Equity compensation plans approved             -0-                     -0-                       -0-
by security holders
---------------------------------------------------------------------------------------------------------------
Equity compensation plans not                  -0-                     -0-                       -0-
approved by security holders
---------------------------------------------------------------------------------------------------------------
Total                                          -0-                     -0-                       -0-
---------------------------------------------------------------------------------------------------------------

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information, as of May 31, 2006, with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

-------------------------------------------------------------------------------------------------------------
                                                              Shares of Common Stock Beneficially Owned(1)(2)
-------------------------------------------------------------------------------------------------------------
               Name                               Title                    Number                     Percent
-------------------------------------------------------------------------------------------------------------
RM Enterprises International, Inc.(3)                                    12,382,636                     36.3%
c/o Spongetech Delivery Systems, Inc.
The Empire State Building, Suite 2204
New York, New York 10118
-------------------------------------------------------------------------------------------------------------
The Rubin Family Irrevocable                                              7,377,667                     21.7%
  Stock Trust (4)
25 Highland Boulevard
Dix Hills, New York 11746
-------------------------------------------------------------------------------------------------------------
Michael Metter (3)(5)                      President, Chief              15,712,636                     46.1%
One Tinker Lane                            Executive Officer and
Greenwich, CT 06830                        Director
-------------------------------------------------------------------------------------------------------------
Steven Moskowitz (3)                       Secretary and Director        15,185,969                     44.6%
c/o Spongetech Delivery Systems, Inc.
The Empire State Building, Suite 2204
New York, New York 10118
-------------------------------------------------------------------------------------------------------------
Frank Lazauskas (3)                        Director                      15,712,636                     46.1%
51 Niagara Street
Newark, New Jersey 07105
-------------------------------------------------------------------------------------------------------------
Officers and                                                             21,845,969                     64.1%
Directors (3 persons)(6)
-------------------------------------------------------------------------------------------------------------

(1) Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Unless otherwise indicated below, the persons and entity named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Under rules adopted by the SEC, shares of common stock issuable pursuant to warrants or options or upon conversion of convertible securities, to the extent such warrants or options or convertible securities are currently exercisable or convertible within 60 days of the date of the prospectus, are treated as outstanding for computing the percentage of the person holding such securities but are not treated as outstanding for computing the percentage of any other person.

(2) The percentage of beneficial ownership is based on 34,072,636 shares of our common stock outstanding as of the date of the prospectus.

(3) Includes 215,969 shares of our common stock owned by Flo Weinberg, Inc., a wholly-owned subsidiary of RM Enterprises International. The control persons of RM Enterprises International are Michael Metter, Steven Moskowitz and Frank Lazauskas, all of whom are directors of RM Enterprises International.

(4) Includes 466,667 shares of common stock owned by American United Global, Inc., of which The Rubin Family Irrevocable Stock is a majority stockholder. The trustees of The Rubin Family Irrevocable Stock Trust are Majorie Rubin and Robert Shulman, CPA. The beneficiaries of The Rubin Family Irrevocable Stock Trust are Linda Rubin, Andrew Rubin and Lisa Rubin.

(5) Includes 1,665,000 shares of our common stock beneficially owned by Deborah Metter, Michael Metter's wife, through D.L. Investments, Inc. Mr. Metter disclaims beneficial ownership of these shares.

(6) Includes (i) 1,665,000 shares of our common stock held by Mr. Metter; (ii) includes 1,665,000 shares of our common stock beneficially owned by Deborah Metter, Michael Metter's wife, through D.L. Investments, Inc. Mr. Metter disclaims beneficial ownership of these shares; (iii) 2,803,333 shares of our common stock held by Mr. Moskowitz; (iv) 3,330,000 shares of our common stock held by Mr. Lazauskas; and (v) 12,382,636 shares of our common stock held by RM Enterprises International, including 215,969 shares of our common stock owned by Flo Weinberg, Inc., a wholly-owned subsidiary of RM Enterprises International. The control persons of RM Enterprises International are Michael Metter, Steven Moskowitz and Frank Lazauskas, all of whom are directors of RM Enterprises International.

Item 12. Certain Relationships and Related Transactions.

We were incorporated in New York State on July 18, 1999 as Romantic Scents, Inc. by RM Enterprises International, Inc. which was issued 5,000 shares representing all our issued and outstanding capital stock in consideration of forming our company. We received advances from RM Enterprises International in the aggregate amount of $113,414. These advances were paid back to RM Enterprises International on an interest-free basis through the conversion of debt into common stock. RM Enterprises International, Inc. may be considered a promoter. Michael Metter, our President, and Steven Moskowitz, our Secretary, may also be considered our promoters. Jerome Schlanger and Michael Sorrentino were former presidents of us and may be considered promoters. Aside from the shares of our common stock which it received in connection with our formation, RM Enterprises International has received no additional consideration from us for its activities related to our formation or business.

The control persons and beneficial owners of RM Enterprises International are Michael Metter, Steven Moskowitz and Frank Lazauskas, all of whom are directors of RM Enterprises International.

Jerome Schlanger was Treasurer and a director of RM Enterprises until his resignation as of March 3, 2004. On July 15, 2002, under the name of RSI Enterprises, we entered into a stock exchange agreement with Nexgen Acquisitions under which we became a wholly-owned subsidiary. Our then sole stockholder, RM Enterprises, received 12,000,000 shares of the common stock of Nexgen Acquisitions VIII and became its majority stockholder. Guy Cohen, as the owner of Nexgen Holdings, Inc., the parent of Nexgen Acquisitions was the promoter of Nexgen Acquisitions; and he received no additional consideration from us for his activities. Mr. Cohen, on November 22, 2004, transferred his interest in Nexgen Holdings to The Rubin Family Irrevocable Stock Trust.

In September, 2002, the majority stockholder of Nexgen Acquisitions VIII transferred 2,000,000 shares to The Rubin Family Irrevocable Stock Trust, a stockholder but not a control person of RM Enterprises, 300,000 shares to Eugene Dworkis, 200,000 shares to Maurice Harroch and 500,000 shares to Falcon Crest Capital, Inc.

Michael Sorrentino, a former employee, loaned us $25,000 on February 21, 2001 payable on demand. We had been accruing interest at the rate of 10% per annum. Between June 1, 2000 to May 31, 2001, RM Enterprises International, Inc., our majority stockholder, loaned us during the fiscal year ended May 31, 2001, an aggregate of $51,930. The loan did not bear interest, and the maturity date was extended to December 31, 2004. From November, 2002 through November 30, 2003, RM Enterprises International loaned us an aggregate of $73,600, payable on demand. The loan which was now due December 31, 2004 did not bear interest. We used these funds to pay rent in the amount of $15,000, telephone costs in the amount of $7,500 and other administrative expenses relating to our occupancy of our headquarters premises of $51,100. All of these loans were converted into shares of our common stock.

In January 2003, we paid $24,500 to a company owned by Deborah Metter, the wife of Michael Metter, our President, for marketing and promotional services in connection with the preparation of an infomercial for the vehicular sponge, including the use of her home. In 2003 and the first half of 2004, we marketed our products on a radio talk show aired by BusinessTalkRadio.net, a syndicated radio network of which Mr. Metter is President and CEO. BusinessTalkRadio.net received a $1.00 commission on each item sold. We paid BusinessTalkRadio.net an aggregate of $300 during that time but currently do not advertise on the program.

From our inception in July 1999 until March 2, 2004, we occupied office and warehouse space in premises in an industrial building leased by RM Enterprises International. We paid RM Enterprises International an aggregate of $15,000 for rent, $7,500 for telephone costs and $51,600 for administrative costs. From March 3, 2004 through December 15, 2004, we occupied office space rent-free in an office tower that was leased by the family of Steven Moskowitz. We currently sublease office space from A&N Enterprises LLC, which is leased by the family of Steven Moskowitz. We issued 60,000 shares of common stock to A&N Enterprises as consideration for our use of the premises.

In January 2005, we issued 3,330,000 shares of our common stock to Michael. L. Metter, our President and Chief Executive Officer, as compensation for managing our day-to-day operations, introducing us to business, sales, contractual and fundraising opportunities and evaluating potential acquisition candidates on our behalf valued at $499,500.

In January 2005, we issued 3,270,000 shares of our common stock, valued at to Steven Moskowitz, our Secretary, as compensation for managing our day-to-day operations, introducing us to business, sales, contractual and fundraising opportunities and evaluating potential acquisition candidates on our behalf valued at $490,500.

In January 2005, we issued 100,000 shares of our common stock to Thomas Monahan, our former Chief Financial Officer, as compensation for managing our financial operations valued at $15,000.

In January 2005, we issued 3,330,000 shares of our common stock to Frank Lazauskas, a director of the Company, as compensation for managing our day-to-day operations, introducing us to business, sales, contractual and fundraising opportunities and evaluating potential acquisition candidates on our behalf at $499,500.

In January 2005, we issued 2,000,000 shares of our common stock to the Rubin Family Irrevocable Stock Trust as directed by Robert Rubin, as compensation for introducing us to business, sales and contractual opportunities and assisting us with the review and evaluation of fundraising activities and potential acquisition candidates, valued at $300,000.

In January 2005, we issued 533,333 shares of our common stock to Steven Moskowitz, our Secretary and Director, in exchange for $114,400 in debt.

In January 2005, we issued 466,667 shares of our common stock to RM Enterprise International and 215,969 shares of our common stock to Flo Weinberg, Inc., its wholly-owned subsidiary, in exchange for an aggregate of $183,414 in debt.

In January 2005, we issued 466,667 shares of our common stock to American United Global, Inc., which is majority-owned by The Rubin Family Irrevocable Stock Trust, in exchange for $70,000 in debt.

In January 2005, we issued 500,000 shares of our common stock to Michael Sorrentino, in exchange for $75,000 in debt.

We believe that these transactions were on terms as favorable as could have been obtained from unaffiliated third parties. All future transactions we enter into with our directors, executive officers and other affiliated persons will be on terms no less favorable to us than can be obtained from an unaffiliated party and will be approved by a majority of the independent, disinterested members of our board of directors, and who had access, at our expense, to our or independent legal counsel.

Item 13. Exhibits

3.1         Certificate of Incorporation of Nexgen VIII, Inc.(1)

3.2 Certificate of Amendment of Nexgen VIII, Inc. changing name to Spongetech Delivery Systems, Inc.(1)

3.3         By-Laws of Spongetech Delivery Systems, Inc.(1)

3.4         Certificate of Incorporation of Romantic Scents, Inc. (2)

3.5 Certificate of Amendment changing name of Romantic Scents, Inc. to RSI Enterprises, Inc. (2)

3.7 Certificate of Amendment changing name of RSI Enterprises, Inc. to Spongetech Enterprises International, Inc. (2)

3.7 Certificate of Incorporation of Merger Sub, Inc. (2) 3.8 Merger Certificate between Spongetech Delivery Systems and Merger Sub, Inc.
            (2)

3.9 Merger Certificate between Spongetech Enterprises International, Inc. and Merger Sub, Inc. (2)

3.10 Certificate of Amendment changing name of Merger Sub, Inc. to Spongetech Delivery Systems, Inc. (2)

4.1         Specimen Certificate of Common Stock(1)

4.2         Warrant Certificate (3)

4.3 Warrant Agreement with Colebrook, Inc. and Olde Monmouth Stock Transfer Co., Inc. (3)

4.4         Oral Understanding with Dicon (5)

10.1 Stock Purchase Agreement by and among Nexgen Acquisitions VIII, Inc., RM Enterprises International, Inc. and RSI Enterprises, Inc.(1)

10.2 Stock Purchase Agreement by and between Spongetech Delivery Systems, Inc. and Colebrook, Inc. (2)

10.3        License Agreement dated July 1, 2001 with Dicon Technologies (2)

10.4 Supply and Requirements Agreement dated July 1, 2001 with Dicon Technologies (7)

10.5 Manufacturer's Representative Agreement dated July 1, 2001 with Dicon Technologies (2)

10.6        Extension of debt letter by Romantic Moments, Inc. dated August 15,
            2002 (4)

10.7 Terms of oral understanding with Dicon Technologies to expand license (5)

10.8        Factoring Agreement with Westgate (4)

10.9        Agreement with Paradigm (6)

10.10 Letter Agreement, dated February 15, 2005, between HH Brown Shoe Technologies, Inc. (d/b/a Dicon Technologies) and Spongetech Delivery Systems, Inc. (7)

10.14 Letter Agreement, dated January 31, 2006, between HH Brown Shoe Technologies, Inc. (d/b/a Dicon Technologies) and Spongetech Delivery Systems, Inc. (8)

10.15       Amendment to Exclusive License Agreement dated January 31, 2006 (8)

(1) Previously filed as an exhibit to registration statement on Form SB-2 filed November 1, 2002

(2) Previously filed as an exhibit to first amendment to registration statement on Form SB-2 filed January 13, 2003

(3) Previously filed as an exhibit to second amendment to registration statement on Form SB-2 filed April 11, 2003

(4) Previously filed as an exhibit to third amendment to registration statement on Form SB-2 filed July 8, 2003

(5) Previously filed as an exhibit to fourth amendment to registration statement on Form SB-2 filed January 12, 2004

(6) Previously filed as an exhibit to fifth amendment to registration statement on Form SB-2 filed March 15, 2004

(7) Previously filed as an exhibit to registration statement on Form SB-2 filed May 6, 2005.

(8) Previously filed as an exhibit to registration statement on Form SB-2 filed April 11, 2006.

Item 14. Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountants for the audit of our financial statements, for the reviews of the financial statements included in our annual report on Form 10-KSB, and for other services normally provided in connection with statutory filings were $18,000 and $18,000 for the years ended May 31, 2006 and May 31, 2005, respectively.

Audit Related Fees

We incurred fees of $0and $0 for the years ended May 31, 2006 and May 31, 2005, respectively, for professional services rendered by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and not included in "Audit Fees."

All Other Fees

We did not incur any other fees for professional services rendered by our principal accountants during the years ended May 31, 2006 and May 31, 2005.

Audit Committee Pre-Approval Policies and Procedures

Not applicable.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SPONGETECH DELIVERY SYTEMS, INC.

                                        By: /s/ Michael L. Metter
                                            ------------------------------------
                                            Michael L. Metter
                                            President and Chief Executive
                                            Officer

                                        By: /s/ Steven Moskowitz
                                            ------------------------------------
                                            Steven Moskowitz
                                            Chief Financial Officer, Principal
                                            Accounting Officer and Secretary

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature              Title                                Date
     ---------              -----                                ----


                            President, Chief Executive
/s/ Michael L. Metter       Officer and Director                 August 29, 2006
-----------------------
Michael L. Metter


                            Chief Financial Officer, Principal
/s/ Steven Moskowitz        Accounting Officer, Secretary and
-----------------------     Director                             August 29, 2006
Steven Moskowitz


/s/ Frank Lazauskas         Director                             August 29, 2006
-----------------------
Frank Lazauskas

                          INDEX TO FINANCIAL STATEMENTS

Part 1 - Financial Information

                                                                            Page
                                                                            ----

Item 1 - Financial Statements

      Report of Independent Auditors

      Balance Sheet as of May 31, 2006                                       F-3

      Statements of Operations for the years ended
        May 31, 2006 and 2005                                                F-4

      Statements of Changes in Stockholders' Equity
        for the years ended May 31, 2006 and 2005                      F-5 - F-6

      Statements of Cash Flows for the years ended
        May 31, 2006 and 2005                                                F-7

      Notes to Financial Statements                                   F-8 - F-12

                           DRAKEFORD & DRAKEFORD, LLC

                          CERTIFIED PUBLIC ACCOUNTANTS

                           A LIMITED LIABILITY COMPANY

                                 554 Duncan Road
                             Royston, Georgia 30662
                                  770-575-0915

REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Directors of
SPONGETECH DELIVERY SYSTEMS, INC.

We have audited the balance sheet of SPONGETECH DELIVERY SYSTEMS, INC. as of May 31,2006, and the related statements of operations, changes in stockholders' equity (deficiency), and cash flows for the years ended May 31, 2006 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SPONGETECH DELIVERY SYSTEMS, INC., as of May 31, 2006 and the results of its operations and its cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that SPONGETECH DELIVERY SYSTEMS, INC. will continue as a going concern. As more fully described in Note 1, the company has incurred operating losses since the date of organization and requires additional capital to continue operations. These conditions raise substantial doubt about the company's ability to continue as a going concern. Management's plans as to these matters are described in Note
1. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of SPONGETECH DELIVERY SYSTEMS, INC. to continue as a going concern.


/S/ Drakeford & Drakeford, LLC

August 15, 2006

                        SPONGETECH DELIVERY SYSTEMS, INC.

                                  BALANCE SHEET

                                                                      May 31,
                                                                       2006
                                                                   ------------

ASSETS
Current Assets
   Cash                                                            $      2,805
   Accounts receivable                                                    9,885
   Inventories                                                            1,659
                                                                   ------------
         Total current assets                                            14,349

Property and equipment                                                   24,263

                                                                   ------------
Total assets                                                       $     38,612
                                                                   ============

             LIABILITIES, COMMON STOCK SUBJECT TO RESCISSION RIGHTS
                         AND SHAREHOLDERS' (DEFICIENCY)

Current Liabilities
   Accounts payable and
     accrued expenses                                              $    112,029
   Loan payable-officer                                                  10,500
   Loan payable                                                          66,000
   Income taxes payable                                                   1,600
                                                                   ------------
   Total current liabilities                                            190,129

   Total long-term liabilities                                                0
                                                                   ------------
Total liabilities                                                       190,129

Common stock subject to rescission rights:
   Issued and outstanding:219,000 shares in 2002                          2,190
                                                                   ------------
Shareholders' Equity (Deficiency)
   Common stock, $.001 par value;
     Authorized 50,000,000 shares;
     issued and outstanding 33,853,626
     shares as of
     May 31, 2006                                                        33,854
   Preferred stock $.001 par value;
     Authorized 5,000,000 shares;
     no shares issued and outstanding                                         0
   Additional paid-in capital                                         2,647,940
   Deficit                                                           (2,835,501)
                                                                   ------------

 Total shareholders' (deficiency)                                      (153,707)
                                                                   ------------
Total liabilities, common stock subject to rescission
   rights and stockholders' (deficiency)                           $     38,612
                                                                   ============

       See Independent Auditors' Report and notes to financial statements.

                        SPONGETECH DELIVERY SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS

                                                          For the
                                                        years ended
                                                           May 31,
                                              ---------------------------------
                                                  2006                 2005
                                              ------------         ------------

Sales                                         $     12,859         $      1,051

Cost of goods sold                                   4,320                1,012
                                              ------------         ------------
Gross profit                                         8,539                   39
                                              ------------         ------------

Operating expenses
  Selling                                                0                    0
  General and
   Administrative
   expenses                                        106,019               54,454
  Depreciation expense                               4,284                4,284
                                              ------------         ------------

Total operating expenses                           110,303               58,738
                                              ------------         ------------

Loss before provision
 for income taxes                                 (101,764)             (58,699)

Other income and expenses
  Interest expense                                       0                    0
                                              ------------         ------------
Total other income and
  expense                                                0                    0

Net loss                                      $   (101,764)        $    (58,699)
                                              ============         ============

Basic and diluted (loss) per
   common stock

Net loss per share -
   basic and diluted                          $       (.00)        $       (.00)

Weighted average common
   shares outstanding                           33,962,636           18,985,000

       See Independent Auditors' Report and notes to financial statements.

                        SPONGETECH DELIVERY SYSTEMS, INC.
                 STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (DEFICIENCY)
                   For The Years Ended May 31, 2006 and 2005

                                                                                                          Total
                                            Additional                           Common                Shareholders'
                            Number of         Capital           Paid-In          Stock            Equity
                              Shares           Stock            Capital        Subscribed         Deficit       (Deficiency)
                           ------------     ------------     ------------     ------------     ------------     ------------
Balance -
June 1, 2000                 12,000,000     $     12,000     $         --     $         --     $    (52,200)    $    (40,200)

Net loss for year
 ended May 31, 2001
                                     --               --               --                          (198,318)        (198,318)
                           ------------     ------------     ------------     ------------     ------------     ------------
                             12,000,000           12,000               --               --         (250,518)        (238,518)

Contributions                        --               --          105,100                                --          105,100
                           ------------     ------------     ------------     ------------     ------------     ------------

Balance -
 May 31, 2001                12,000,000           12,000          105,100               --         (250,518)        (133,418)

Contributions                        --               --           86,943                                --           86,943

Reclassification of
 common stock subject
 to rescission rights          (219,000)            (219)          (1,971)                                            (2,190)

Net loss for year ended
 May 31, 2002                        --               --               --                          (102,477)        (102,477)
                           ------------     ------------     ------------     ------------     ------------     ------------
Balance-
May 31, 2002(restated)       11,781,000           11,781          190,072               --         (352,995)        (151,142)

Issuance of
  common stock                6,985,000            6,985           (1,595)                               --            5,390
Value of services
  contributed by
  officers                           --               --           58,500                                --           58,500
Net loss for the
  year ended
  May 31, 2003                                                                                     (265,517)        (265,517)
                           ------------     ------------     ------------     ------------     ------------     ------------
Balance -
May 31, 2003(restated)       18,766,000     $     18,766     $    246,977               --     $   (618,512)    $   (352,769)

Common stock subscribed                                                            526,814                           526,814

Net loss for the
 year ended
 May 31, 2004                                                                                    (2,056,526)      (2,056,526)
                           ------------     ------------     ------------     ------------     ------------     ------------
Balance -
May 31, 2004(restated)       18,766,000     $     18,766     $    246,977     $    526,814     $ (2,675,038)    $ (1,882,481)

Issuance of stock
 for debt & service          14,967,626           14,968        2,367,346         (526,814)                        1,855,500

                        SPONGETECH DELIVERY SYSTEMS, INC.
                 STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (DEFICIENCY)
                   For The Years Ended May 31, 2006 and 2005

                                                                                                           Total
                                              Additional                         Common               Shareholders'
                             Number of         Capital          Paid-In          Stock                    Equity
                              Shares            Stock           Capital        Subscribed        Deficit        (Deficiency)
                           ------------     ------------     ------------     ------------     ------------     ------------
Net loss for
The year ended
 May 31, 2005                                                                                      (58,699)         (58,699)
                           ------------     ------------     ------------     ------------     ------------     ------------
Balance-
May 31, 2005(restated)      33,733,626     $     33,734     $  2,614,323     $           0    $ (2,733,737)    $    (85,680)

Issuance of common
 stock for services            120,000              120           33,617                                             33,737

Net loss for the
 year ended
 May 31, 2006                                                                                     (101,764)        (101,764)
                           ------------     ------------     ------------     ------------     ------------     ------------
Balance-
May 31, 2006                33,853,626      $     33,854     $  2,647,940     $          0     $ (2,835,501)    $   (153,707)
                          ============      ============     ============     ============     ============     ============

       See Independent Auditors' Report and notes to financial statements.

                        SPONGETECH DELIVERY SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS

                                                             For the
                                                      Years Ended May 31,
                                                -------------------------------
                                                    2006               2005
Operating Activities:
 Net loss                                       $   (101,764)      $    (58,699)
 Adjustments to reconcile net loss to
 net cash provided by (used in)
 Operating activities:
 Depreciation                                          4,284              4,284
 Common stock issued for services                     33,737             24,000
 Changes in operating assets and
   liabilities
   Accounts receivable                                (9,094)              (791)
   Inventories                                          (201)            (1,014)
   Accounts payable and accrued
     expenses                                         12,366             (9,353)
   Due to notes and related parties                   62,000             14,500
                                                ------------       ------------

Net cash provided by (used in)
 operating activities                                  1,328            (27,073)
                                                ------------       ------------
Investing Activities:

Net cash used in investing
 activities
 Stock Settlement of litigation                            0             28,500
                                                ------------       ------------

Financing
Activities:

Net cash provided by
financing activities                                       0                  0
                                                ------------       ------------

Net increase in cash                                   1,328              1,427

Cash - beginning                                       1,477                 50
                                                ------------       ------------
 Cash - end                                     $      2,805       $      1,477
                                                ============       ============

Supplemental Information
   Interest paid                                $          0       $          0
   Income taxes paid                            $          0       $          0
   Common stock subscribed in release
   of company debt                              $          0       $   (526,814)

Noncash Transactions:
Parent company debt contributed
  to additional paid-in capital                 $          0       $          0
Issuance of common stock                        $     33,737       $  2,382,314
Reduction in accrued expenses                   $          0       $ (1,789,500)

       See Independent Auditors' Report and notes to financial statement.

                        SPONGETECH DELIVERY SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS

1     - Summary of Significant Accounting Policies

      Nature of Operations

      Spongetech Delivery Systems, Inc. (the "Company") was formed on June 18, 1999, as Romantic Scents, Inc. On June 12, 2001, the Company changed its name to RSI Enterprises, Inc., and, on October 2, 2002, changed its name to Spongetech International Ltd. ("SIL"). On July 15, 2002, the Company was acquired by Spongetech Delivery Systems, Inc. ("SDS") (formerly Nexgen Acquisitions VIII, Inc.). The transaction was accounted for as a reverse acquisition using the purchase method of accounting, whereby the shareholder of SIL retained approximately 63% of the Company's outstanding common stock. On December 16, 2002, SIL changed its domicile to Delaware by merging with and into Spongetech Sub, Inc. ("SUB"). SUB's parent, Spongetech Delivery Systems, Inc. then merged with and into SUB so that SUB became the surviving corporation, and changed its name to Spongetech Delivery Systems, Inc.

      The Company distributes a line of hydrophilic polyurethane sponge cleaning and waxing products.

      Basis of Presentation / Going Concern

      The financial statements have been prepared for purposes of registration with the Securities and Exchange Commission ("SEC"), and have been prepared in in accordance with auditing standards of the Public Company Accounting Oversight Board (United States) which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses in recent years, current liabilities exceed current assets, and total liabilities exceed total assets.The Company has incurred losses since inception and expect to incur losses for the foreseeable future. For the fiscal years ended May 31,2006 and May 31, 200, the Company incurred net losses of $101,764,and $58,699 respectively. As of May 31, 2006 the Company had an accumulated deficit of $153,707 and a working capital deficiency of $175,780. These factors raise substantial doubt about the Company's ability to continue as a going concern. The recovery of assets and continuation of future operations are dependent upon the Company's ability to obtain additional debt or equity financing and its ability to generate revenues sufficient to continue pursuing its business purposes. The Company is actively pursuing financing to fund future operations.

      Accounts Receivable

      Accounts receivable have been adjusted for all known uncollectible accounts. At May 31, 2006 there were no doubtful accounts.

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

      Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

      Offering Costs

      Deferred offering costs incurred by the Company in connection with the proposed registration statement will be expensed as incurred.

      Advertising Costs

      Advertising costs are expensed as incurred. For the years ended May 31, 2006 and 2005, advertising costs totaled $0 and $0, respectively.

      Shipping and Handling Costs

      Shipping and handling costs are included in selling expenses. For the years ended May 31, 2006 and 2005, shipping and handling costs totaled $0 and $0 respectively.

      Net Income (Loss) Per Share

      Per share data has been computed and presented pursuant to the provisions of SFAS No. 128, earnings per share. Net income (loss) per common share - basic is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Net income (loss) per common share
- diluted is calculated by dividing net income (loss) by the weighted average number of common shares and common equivalent shares for stock options outstanding during the period.

      Recent Accounting Pronouncements

      New accounting statements issued, and adopted by the Company, include the following:

      In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (Revised 2004), Share-Based Payment ("SFAS No. 123R"). This standard requires expensing of stock options and other share-based payments and supersedes SFAS No. 123, which had allowed companies to choose between expensing stock options or showing pro forma disclosure only. SFAS 123R also supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees", and amends SFAS No. 95, " Statement of Cash Flows." This standard was adopted by us as of January 2006 and will apply to all awards granted, modified, cancelled or repurchased after that date as well as the unvested portion of prior awards. SFAS No. 123R permits public companies to adopt its requirements using one of three methods: the "modified prospective" method, the "modified retrospective" method to January 1, 2005, or the "modified retrospective" method to all prior years for which SFAS No. 123 was effective. We shall use the modified prospective method. We adopted the provisions of this standard on January 1, 2006 and will apply to all awards granted, modified, cancelled or repurchased after that date as well as the unvested portion of prior awards on that date.

      As permitted by SFAS No. 123, we currently follow APB Opinion No. 25 which provides for the accounting for share-based payments to employees and directors using the intrinsic value method and, as such, we generally recognized no compensation cost for such stock options.

2     - Property and Equipment

      Property and equipment is summarized as follows:

                               Estimated
                              Useful Lives    May 31,
                                 Years         2006
                             ------------    --------

     Furniture and fixtures     5 - 10       $    761
     Machinery and equipment    5 - 10         17,828
     Molds                      5 - 10         38,312
                                             --------

                                               56,901

     Less: Accumulated depreciation            32,638
                                             --------

                                             $ 24,263
                                             ========

      Depreciation expense for the years ended May 31, 2006 and 2005 was $4,284 and $4,284, respectively.

3     - Accounts payable and accrued expenses consist of the following:

                                          May 31,
                                           2006
                                         ---------

 Product development (Packaging & mold
   Development)                          $  99,663      No Related Party
 Other                                      12,365
                                         ---------

   Total                                 $ 112,028
                                         =========

4     - Related Party Transactions

      Since December 8, 2004, the Company has been occupying their principal offices, which consist of 800 square feet of office space located at The Empire State Building, 350 Fifth Avenue, Suite 2204, New York, New York. The premises are leased by members of the family of Steven Moskowitz, secretary of the Company. Pursuant to a sublease agreement, the Company issued 60,000 shares of common stock valued at $.15 per share to A & N Enterprises. The sublease expires on January 31, 2008. The Company pays directly for telephone, utilities and other expenses.

      In January 2005, the Company issued an aggregate of 12,030,000 shares of common stock in consideration for services at an average of $.15 per share as follows:

                                    Shares               Value

         Robert Rubin            2,000,000            $ 300,000      Related
         Frank Lazauskas         3,330,000              499,500      Related
         Steven Moskowitz        3,270,000              499,500      Related
         Michael L.Metter        3,330,000              499,500      Related
         Thomas Monahan            100,000               15,000
                                 ---------            ---------
           Total                12,030,000           $1,813,500
                                ==========            =========

      In January 2005, the Company issued an aggregate of 2,802,636 shares of common stock valued at $.15 per share in consideration for the forgiveness of debt aggregating $526,814 as follows:

                                    Shares                Value

         Flow Weinberg             215,969            $  70,000      Related
         Robert Rubin              120,000               18,000      Related
         RM Enterprises            466,667              113,414      Related
         Michael Sorrentino        500,000               75,000
         Steven Moskowitz          533,333              114,400      Related
         DDK Accounting            500,000               66,000
         American United Global    466,667               70,000
                                 ---------            ---------
            Total                2,802,636            $ 526,814
                                 =========            =========

5     - Deferred Income Taxes

      At May 31, 2006 and May 31, 2005, the Company had approximately $2,835,501 and $2,733,737 respectively, of net operating loss carryforwards available, which expire in various years through May 31, 2022. The significant component of the Company's deferred tax asset as of May 31,2006 and May 31, 2005 is as follows:

                                                   May 31,          May 31,
                                                    2006             2005
                                                -----------      -----------

Non-Current
  Net operating loss carryforwards              $ 2,835,501      $ 2,733,737

Valuation allowance for
  deferred tax asset                             (2,835,501)      (2,733,737)
                                                -----------      -----------

                                                $        --      $        --
                                                ===========      ===========

      SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax asset will not be realized. At May 31, 2006 and May 31, 2005, a valuation allowance for the full amount of the net deferred tax asset was recorded.

6     - Commitments and Contingencies

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

      The Company settled a lawsuit commenced against, among others, the Company, by Westgate Financial Corporation ("Westgate"). On January 6, 2003, the Company and Westgate entered into a factoring agreement wherein the Company assigned to Westgate its accounts receivable arising out of its sale of goods or rendition of services to customers (the "Contract"). On July 25, 2006 the parties entered into a Consent Order pursuant to which the Companies agreed to pay the sum of $20,000 to Westgate.

      Employment Contracts

      The Company is currently negotiating with two executives to establish employment contracts. No terms of these negotiations have been disclosed.

7     - Common Stock Issuances

      On April 27, 2006 the Company issued 120,000 shares of common stock for legal services at a value of $.28 per share.

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

As of August 2006, all of the shareholders of Colorado and Texas have elected to reject the rescission offer and desired to retain their respective shares.