Form 10QSB
period 2006-08-31
SPONGETECH DELIVERY SYSTEMS INC
filed 2006-10-16
CIK 1201251

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      for the quarterly period ended August 31, 2006

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission file No. 333-123015

                        Spongetech Delivery Systems, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                 54-2077231
   ------------------------          ---------------------------------------
   (State of incorporation)          (I.R.S. Employer Identification Number)


                   The Empire State Building, 350 Fifth Avenue
                      Suite 2204, New York, New York 10118
               ---------------------------------------------------
               (address of principal executive offices) (Zip Code)

                                 (212) 594-4175
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

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

As of October 13, 2006 the Company had 34,072,636 shares of common stock issued and outstanding.

                        Spongetech Delivery Systems, Inc.
                                   Form 10-QSB
                         For the Quarterly period ended
                                 August 31, 2006

                                TABLE OF CONTENTS

                                                                            Page
PART I - FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements.

           Balance Sheets as of August 31,2006 (Unaudited) and May 31, 2005 3 Statements of Operations for the Three Months ended
             August 31, 2006 and 2005 (Unaudited)                              4
           Statements of Changes in  Stockholders' Equity for the Years
             ended May 31. 2001 through 2006 and the Three Months ended
             August 31, 2006 (Unaudited)                                       5
           Statements of Cash Flows for the Three Months ended
             August 31, 2006 and 2005 (Unaudited)                              7
           Notes to Unaudited Financial Statements                             8
Item 2.    Management's Discussion and Analysis                               13
Item 3.    Controls and Procedures                                            19

PART II - OTHER INFORMATION
Item 1.    Legal Proceedings                                                  20
Item 2.    Changes in Securities                                              20
Item 3.    Defaults Upon Senior Securities                                    20
Item 4.    Submission of Matters to a Vote of Security Holders                20
Item 5.    Other Information                                                  20
Item 6.    Exhibits                                                           20

Item 1. Financial Statements


                        SPONGETECH DELIVERY SYSTEMS, INC.

                                  BALANCE SHEET

                                                            August 31,        May 31,
                                                               2006            2006
                                                           (Unaudited)
ASSETS
Current Assets
   Cash                                                    $       530     $     2,805
   Accounts receivable                                          11,295           9,885
   Inventories                                                   1,659           1,659
                                                           -----------     -----------
         Total current assets                                   13,484          14,349

Property and equipment                                          23,192          24,263

                                                           -----------     -----------
Total assets                                               $    36,676     $    38,612
                                                           ===========     ===========

 LIABILITIES, COMMON STOCK SUBJECT TO RESCISSION RIGHTS
  AND SHAREHOLDERS' (DEFICIENCY)

Current Liabilities
   Accounts payable and
     accrued expenses                                      $   111,917     $   112,029
   Loan payable-officer                                         15,500          10,500
   Loan payable                                                 61,854          66,000
   Income taxes payable                                          1,600           1,600
                                                           -----------     -----------
   Total current liabilities                                   190,871         190,129

   Total long-term liabilities                                       0               0
                                                           -----------     -----------
Total liabilities                                              190,871         190,129

Common stock subject to rescission rights:
   Issued and outstanding:219,000 shares in 2002                     0           2,190
                                                           -----------     -----------
Shareholders' Equity (Deficiency)
   Common stock, $.001 par value;
     Authorized 50,000,000 shares;
     issued and outstanding 34,072,626
     and 33,853,626 shares as of August 31,
     2006 and May 31, 2006, respectively                        34,073          33,854
   Preferred stock $.001 par value;
     Authorized 5,000,000 shares;
     no shares issued and outstanding                                0               0
   Additional paid-in capital                                2,649,911       2,647,940
   Deficit                                                  (2,838,179)     (2,835,501)
                                                           -----------     -----------

 Total shareholders' (deficiency)                             (154,195)       (153,707)
                                                           -----------     -----------
Total liabilities, common stock subject to rescission
   rights and stockholders' (deficiency)                   $    36,676     $    38,612
                                                           ===========     ===========


                       See notes to financial statements.

                        SPONGETECH DELIVERY SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                           For the three
                                            months ended
                                             August 31,
                                  -------------------------------
                                       2006              2005
                                  ------------       ------------


Sales                             $     11,295       $         68

Cost of goods sold                       4,639                 58
                                  ------------       ------------
Gross profit                             6,656                 10
                                  ------------       ------------

Operating expenses
  General and
   Administrative
   expenses                              8,263              1,006
  Depreciation expense                   1,071              1,071
                                  ------------       ------------

Total operating expenses                 9,334              2,077
                                  ------------       ------------


Net loss                            $ ( 2,678)         $ ( 2,067)
                                  ============       ============

Basic and diluted (loss) per
   common stock

Net loss per share -
   basic and diluted              $       (.00)      $       (.00)


Weighted average common
   shares outstanding               34,072,626         18,985,000


                       See notes to financial statements.

                        SPONGETECH DELIVERY SYSTEMS, INC.
                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (DEFICIENCY)
         For The Years Ended May 31, 2001 through 2006 and Three Months
                       Ended August 31, 2006 (Unuaudited)

                                                                                                      Total
                                            Additional                        Common              Shareholders'
                            Number of        Capital         Paid-In           Stock                 Equity
                             Shares           Stock          Capital        Subscribed        Deficit      (Deficiency)
                           -----------     -----------     -----------     -----------     -----------     -----------
Balance -
June 1,2000                 12,000,000     $    12,000     $        --     $        --     $   (52,200)    $   (40,200)


 ended May 31, 2001
                                    --              --              --              --        (198,318)       (198,318)
                           -----------     -----------     -----------     -----------     -----------     -----------

                            12,000,000          12,000              --              --        (250,518)       (238,518)

Contributions                       --              --         105,100              --              --         105,100
                           -----------     -----------     -----------     -----------     -----------     -----------

Balance -
 May 31, 2001               12,000,000          12,000         105,100              --        (250,518)       (133,418)


Contributions                       --              --          86,943              --              --          86,943

Reclassification of
 common stock subject
 to rescission rights         (219,000)           (219)         (1,971)             --              --          (2,190)

Net loss for year ended
   May 31, 2002                     --              --              --              --        (102,477)       (102,477)
                           -----------     -----------     -----------     -----------     -----------     -----------
Balance-
May 31, 2002(restated)      11,781,000          11,781         190,072              --        (352,995)       (151,142)

Issuance of
  common stock               6,985,000           6,985          (1,595)             --              --           5,390
Value of services
   contributed by
   officers                         --              --          58,500              --              --          58,500
Net loss for the
 year ended
 May 31, 2003                       --              --              --              --        (265,517)       (265,517)
                           -----------     -----------     -----------     -----------     -----------     -----------
Balance -
May 31, 2003(restated)      18,766,000     $    18,766     $   246,977              --     $  (618,512)    $  (352,769)

Common stock subscribed             --              --              --         526,814              --         526,814

Net loss for the
 year ended
 May 31, 2004                       --              --              --              --      (2,056,526)     (2,056,526)
                           -----------     -----------     -----------     -----------     -----------     -----------
Balance -
May 31, 2004(restated)      18,766,000     $    18,766     $   246,977     $   526,814     $(2,675,038)    $(1,882,481)


Issuance of stock
 for debt & service         14,967,626          14,968       2,367,346        (526,814)             --       1,855,500


                       See notes to financial statements.

                        SPONGETECH DELIVERY SYSTEMS, INC.
                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (DEFICIENCY)
         For The Years Ended May 31, 2001 through 2006 and Three Months
                       Ended August 31, 2006 (Unuaudited)

                                                                                                Total
                                         Additional                      Common            Shareholders'
                            Number of      Capital        Paid-In         Stock                Equity
                             Shares         Stock         Capital      Subscribed       Deficit       (Deficiency)
                          -----------    -----------    -----------    -----------    -----------     -----------
Net loss for
The year ended
 May 31, 2005                      --             --             --             --        (58,699)        (58,699)
                          -----------    -----------    -----------    -----------    -----------     -----------
Balance-
May 31, 2005(restated)     33,733,626    $    33,734    $ 2,614,323    $         0    $(2,733,737)    $   (85,680)


Issuance of common
 stock for services           120,000            120         33,617             --             --          33,737

Net loss for the
 year ended
 May 31, 2006                      --             --             --             --       (101,764)       (101,764)
                          -----------    -----------    -----------    -----------    -----------     -----------
Balance-
May 31, 2006               33,853,626    $    33,854    $ 2,647,940    $         0    $(2,835,501)    $  (153,707)


Rescission offer
  Rejected                    219,000            219          1,971             --             --           2,190


Net loss for the
 three months ended
 August 31, 2006                   --             --             --             --         (2,678)         (2,678)
                          -----------    -----------    -----------    -----------    -----------     -----------

Balance-
August 31, 2006            34,072,626    $    34,073    $ 2,649,911    $         0    $(2,838,179)    $  (154,195)
 (Unaudited)              ===========    ===========    ===========    ===========    ===========     ===========


                       See notes to financial statements.

                        SPONGETECH DELIVERY SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                  For the three
                                              months ended August 31,
                                             -----------------------
                                               2006            2005
                                             -------         -------

Operating Activities:
 Net loss                                    $(2,678)        $(2,067)
 Adjustments to reconcile net loss to
 net cash provided by (used in)
 Operating activities:
 Depreciation                                  1,071           1,071
 Changes in operating assets and
   liabilities
   Accounts receivable                        (1,410)            535
   Accounts payable and accrued
     expenses                                   (112)              0
   Due to notes and related parties              854               0
                                             -------         -------

Net cash used in
 operating activities                         (2,275)           (461)
                                             -------         -------
Investing Activities:

Net cash used in investing
 activities
                                                   0               0
                                             -------         -------

Financing
Activities:

Net cash provided by
financing activities                               0               0
                                             -------         -------

Net decrease in cash                          (2,275)           (461)

Cash - beginning                               2,805           1,477
                                             -------         -------
 Cash - end                                  $   530         $ 1,016
                                             =======         =======

Supplemental Information
   Interest paid                             $     0         $     0
   Income taxes paid                         $     0         $     0


                        See notes to financial statement.

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

      Basis of Presentation / Going Concern

      The financial statements have been prepared for purposes of registration with the Securities and Exchange Commission ("SEC"), and have been prepared in accordance with auditing standards of the Public Company Accounting Oversight Board (United States) which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses in recent years, current liabilities exceed current assets, and total liabilities exceed total assets. The Company has incurred losses since inception and expect to incur losses for the foreseeable future. For the fiscal year ended May 31,2006 the Company incurred net losses of $101,764. As of August 31, 2006 the Company had an accumulated deficit of $154,195 and a working capital deficiency of $177,387. These factors raise substantial doubt about the Company's ability to continue as a going concern. The recovery of assets and continuation of future operations are dependent upon the Company's ability to obtain additional debt or equity financing and its ability to generate revenues sufficient to continue pursuing its business purposes. The Company is actively pursuing financing to fund future operations.

1 -   Summary of Significant Accounting Policies (Continued)

      Accounts Receivable

      Accounts receivable have been adjusted for all known uncollectible accounts. As of August 31, 2006 and May 31, 2006 there were no doubtful accounts.

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

      Advertising Costs

      Advertising costs are expensed as incurred. For the three months ended August 31, 2006 and 2005, advertising costs totaled $0 and $0, respectively.

      Shipping and Handling Costs

      Shipping and handling costs are included in selling expenses. For the three months ended August 31, 2006 and 2005, shipping and handling costs totaled $0 and $0 respectively.

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

2 -   Property and Equipment

      Property and equipment is summarized as follows:

                                         Estimated
                                       Useful Lives  August 31,  May 31,
                                           Years       2006       2006
                                          -------    -------    -------

        Furniture and fixtures             5 - 10    $   761    $   761
        Machinery and equipment            5 - 10     17,828     17,828
        Molds                              5 - 10     38,312     38,312
                                                     -------    -------

                                                      56,901     56,901

        Less:  Accumulated depreciation               33,709     32,638
                                                     -------    -------

                                                     $23,192    $24,263
                                                     =======    =======

      Depreciation expense for the three months ended August 31, 2006 and 2005 was $1,071 and $1,071, respectively.

3 -   Accounts payable and accrued expenses consist of the following:

                                         August 31,   May 31,
                                            2006       2006
                                         --------    --------

Product development (Packaging & mold
  Development)                           $ 99,663    $ 99,663   No Related Party
Other                                      12,254      12,366
                                         --------    --------

  Total                                  $111,917    $112,029
                                         ========    ========

4 -   Related Party Transactions

      Since December 8, 2004, the Company has been occupying their principal offices, which consist of 800 square feet of office space located at The Empire State Building, 350 Fifth Avenue, Suite 2204, New York, New York. The premises are leased by members of the family of Steven Moskowitz, chief financial officer and secretary of the Company. Pursuant to a sublease agreement, the Company issued 60,000 shares of common stock valued at $.15 per share to A & N Enterprises. The sublease expires on January 31, 2008. The Company pays directly for telephone, utilities and other expenses.

      In January 2005, the Company issued an aggregate of 12,030,000 shares of common stock in consideration for services at an average of $.15 per share as follows:

                                   Shares        Value

            Robert Rubin         2,000,000    $  300,000    Related
            Frank Lazauskas      3,330,000       499,500    Related
            Steven Moskowitz     3,270,000       499,500    Related
            Michael L.Metter     3,330,000       499,500    Related
            Thomas Monahan         100,000        15,000
                                ----------    ----------
              Total             12,030,000    $1,813,500
                                ==========    ==========

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
                                    =========    =========

5 -   Deferred Income Taxes

      At August 31, 2006 and May 31, 2005, the Company had approximately $2,838,179 and $2,835,501 respectively, of net operating loss carryforwards available, which expire in various years through May 31, 2022. The significant component of the Company's deferred tax asset as of August 31,2006 and May 31, 2006 is as follows:

                                       August 31,       May 31,
                                          2006            2006
                                      -----------     -----------

Non-Current
  Net operating loss carryforwards    $ 2,838,179     $ 2,835,501

Valuation allowance for
  deferred tax asset                   (2,838,179)     (2,835,501)
                                      -----------     -----------

                                      $        --     $        --
                                      ===========     ===========

      SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax asset will not be realized. At August 31, 2006 and May 31, 2006, a valuation allowance for the full amount of the net deferred tax asset was recorded.

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

The Company settled a lawsuit commenced against, among others, the Company, by Westgate Financial Corporation ("Westgate"). On January 6, 2003, the Company and Westgate entered into a factoring agreement wherein the Company assigned to Westgate its accounts receivable arising out of its sale of goods or rendition of services to customers (the "Contract"). On July 25, 2006 the parties entered into a Consent Order pursuant to which the Companies agreed to pay the sum of $20,000 to Westgage.

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

o The repurchase price for the shares of the common stock subject to the rescission offer is $.01 per share, and is equal to the price paid bythose persons who purchased these shares. If shareholder accepts the offer of rescission and surrenders the shares, they will receive interest, based on the repurchase price $.01 and calculated from the date the shares were purchased through the date that the rescission offer expires at the interest rate based on your state of residence.

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

Results of Operations

Three Months ended August 31, 2006 and 2005

      During the three months ended August 31, 2006, we had sales of $11,295 as compared to sales of $68 for the same period in 2005. Our gross profit for the three months ended August 31, 2006 was $6,656 as compared to $10 for the three months ended August 31, 2005. Management attributes this increase to orders placed after attendance at the trade show and sales from the various independent sales groups which we have retained.

      Operating expenses for the three months ended August 31, 2006 were $9,334 as compared to $2,077 for the three months ended August 31, 2005. The increase of $7,257 is the result of an increase in selling general and administrative expenses for the period.

      Net loss for the three months ended August 31, 2006 was ($2,678) or ($.00) per share as compared to a net loss of ($2,077) or ($.00) per share for the three months ended August 31, 2005. The small increase in net loss was the result of a slight increase in selling expenses for the three months ended August 31, 2006 compared to the three months ended August 31, 2005.

_________________
(1) Obtained from Cleanlink.com based upon a study prepared and conducted by the Research Department of Trade Press Publishing Corporation, publisher of Sanitary Maintenance Magazine in conjunction with International Sanitary Supply Association. The report can be accesses by following this link:
http://www.cleanlink.com/industrystatistics/2004sanitaryreport.asp

Plan of Operations

      We had sales of $342,019 during the year ended May 31, 2003. Since that time, we have had minimal or no sales. Specifically, during the year ended May 31, 2005 and 2004, we had sales of $1,051 and $1,858 respectively. The main reason for the decrease was that we were reorganizing and redesigning our products and did not have adequate funding to meet our supply commitments. We have recently been setting up the groundwork for new sales with advance marketing but we require additional funding in order to reenter the market and make the correct impression with buyers. For the three months period ended August 31, 2006, we had sales of $11,295, which management attributes to orders placed after attendance at the Auto Show in Las Vegas Nevada, on October 31, 2005 through November 4, 2005 and the various independent sales groups which we have retained. To date we have orders of $38,550, which we anticipate will be filled by spring 2007.

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

      On October 6, 2006 we entered into an oral agreement with Lerner Associates, a sales group with 8 sales representatives who will target their sales efforts to Missouri, Wisconsin, Minnesoata and Indianca. The sales representatives will receive commissions in the range of five (5%) percent to eight (8%) percent of net sales which they generate and will be paid on the tenth day of the month following the month in which the sales are made.

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

Liquidity and Capital Resources

      As of August 31, 2006, we had cash of $530, as compared to $2,805 at August 31, 2005. Our current cash balance as of October 13, 2006 is $2,950.

      As of August 31, 2006, net cash used by operating activities aggregated $(2,275). Based upon our current cash reserves and forecasted operations, we believe that we will need to obtain at least $500,000 in outside funding to implement our plan of operation over the next twelve months. Based on our current cash balance, management believes that we can satisfy our cash requirements for the next four months. Our officers, directors and affiliates have indicated their preparedness to fund our business until we are able to complete the Offering. However, there are no formal or written agreements with respect to the advance of funds to the Company by our officers, directors and affiliates for payment of said costs. Accordingly, our officers, directors and other affiliates are not legally bound to provide funding to us. Because of our limited operations, if our officers and directors do not pay for our expenses, we will be forced to obtain funding. We currently do not have any arrangements to obtain additional financing from other sources. In view of our limited operating history, our ability to obtain additional funds is limited. Additional financing may only be available, if at all, upon terms which may not be commercially advantageous to us.

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

      We have purchased the following sponge kits and sponges as of the date of this report: 26,500 kits, each consisting of a vehicular sponge, detail sponge and chamois cloths 174,752 vehicular sponges 5,700 detail sponges 2,850 chamois cloths.

Off-Balance Sheet Arrangements

      The Company does not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

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

      On July 25, 2006, the Company entered into a Consent Order to settle a lawsuit commenced by Westgate Financial Corporation ("Westgate") in the Superior Court of New Jersey, Law Division, Hudson County on December 23, 2004 against Spongetech International, Ltd, Romantic Scents, Inc, Steven Moskowitz (our Chief Financial Officer and Secretary), RM Enterprises International, Ltd, and Flo Weinberg, Inc., a wholly-owned subsidiary of RM Enterprises International. On January 6, 2003, the Company and Westgate entered into a factoring agreement wherein the Company assigned to Westgate its accounts receivable arising out of its sale of goods or rendition of services to customers (the "Contract"). Westgate asserted a breach of that contract against the Company and sought damages of $11,049.82 with interest accrued thereon, costs and reasonable attorney's fees. The Company counterclaimed alleging breach of contract and sought damages in an amount not less than $13,006. Pursuant to the Consent Order, the Defendants agreed to pay the sum of $20,000 to Westgate in full satisfaction of all claims against the Defendants.

Item 2. Unregistered Sales of Equity Securities

      On August 25, 2006 we terminated the public offering of our securities pursuant to Registration Statement on Form SB-2, (file no. 333-123015) which was declared effective by the Securities and Exchange Commission on April 13, 2006.

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

Dated: October 16, 2006

                                               Spongetech Delivery Systems, Inc.

                                               By: /s/ Michael L. Metter
                                                   -----------------------------
                                                   Michael Metter
                                                   Chief Executive Officer


                                               By: /s/ Steven Moskowitz
                                                   -----------------------------
                                                   Steven Moskowitz
                                                   Chief Financial Officer