Form 10QSB/A
period 2006-02-28
SPONGETECH DELIVERY SYSTEMS INC
filed 2006-10-27
CIK 1201251

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB/A


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      for the quarterly period ended February 28, 2006

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission file No. 333-123015

                        Spongetech Delivery Systems, Inc.
                        ---------------------------------
             (Exact name of registrant as specified in its charter)


             Delaware                             54-2077231
     ------------------------      ---------------------------------------
     (State of incorporation)      (I.R.S. Employer Identification Number)


                   The Empire State Building, 350 Fifth Avenue
                      Suite 2204, New York, New York 10118
                      ------------------------------------
               (address of principal executive offices) (Zip Code)

                                 (212) 594-4175
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of May 26, 2005 the Company had 34,072,636 shares of common stock issued and outstanding.

EXPLANATORY NOTE

This quarterly report on Form 10-QSB/A ("Form 10-QSB/A") is being filed to amend our quarterly report on Form 10-QSB for the quarter ended February 28, 2006 (the "Original Form 10-QSB"), which was originally filed with the Securities and Exchange Commission ("SEC") on May 30, 2006. This Form 10-QSB/A is being filed to revise the disclosure on the cover page to indicate that the registrant is a shell company. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Form 10-QSB/A contains current dated certifications from the Principal Executive Officer and the Principal Financial Officer.

We have not updated the information contained herein for events occurring subsequent to May 30, 2006, the filing date of the Original Form 10-QSB.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

      Dated: October 26, 2006


                                       SPONGETECH DELIVERY SYTEMS, INC.


                                       By: /s/ Micheal L. Metter
                                           -------------------------------------
                                           Michael L. Metter
                                           President and Chief Executive Officer


                                       By: /s/ Steven Moskowitz
                                           Steven Moskowitz
                                           Chief Financial Officer, Principal
                                           Accounting Officer and Secretary