Form 10KSB/A
period 2006-05-31
SPONGETECH DELIVERY SYSTEMS INC
filed 2006-10-27
CIK 1201251

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-KSB/A
                                   (Mark One)

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

      FOR THE FISCAL YEAR ENDED MAY 31, 2006

[_] TRANSITION REPORT UNDER SECTION13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD

      FROM __________ TO __________
      COMMISSION FILE NUMBER_______


                        SPONGETECH DELIVERY SYSTEMS, INC.
                        ---------------------------------
                 (Name of small business issuer in its charter)


               Delaware                                54-2077231
   -------------------------------       ------------------------------------
   (State or other jurisdiction of       (I.R.S. Employer Identification No.)
   incorporation or organization)


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

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

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

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

      Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

EXPLANATORY NOTE

This annual report on Form 10-KSB/A ("Form 10-QSB/A") is being filed to amend our annual report on Form 10-KSB for the fiscal year ended May 31, 2006 (the "Original Form 10-KSB"), which was originally filed with the Securities and Exchange Commission ("SEC") on August 29, 2006. This Form 10-KSB/A is being filed to revise the disclosure on the cover page to indicate that the registrant is a shell company. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Form 10-KSB/A contains current dated certifications from the Principal Executive Officer and the Principal Financial Officer.

We have not updated the information contained herein for events occurring subsequent to August 29, 2006, the filing date of the Original Form 10-KSB.

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


                                       SPONGETECH DELIVERY SYTEMS, INC.


                                       By: /s/ Micheal L. Metter
                                           -------------------------------------
                                           Michael L. Metter
                                           President and Chief Executive Officer


                                       By: /s/ Steven Moskowitz
                                           -------------------------------------
                                           Steven Moskowitz
                                           Chief Financial Officer, Principal
                                           Accounting Officer and Secretary


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                Title                                  Date

                         President, Chief Executive
/s/ Michael L. Metter    Officer and Director                   October 26, 2006
--------------------
Michael L. Metter

                         Chief Financial Officer, Principal
                         Accounting Officer, Secretary and
/s/ Steven Moskowitz     Director                               October 26, 2006
--------------------
Steven Moskowitz


/s/ Frank Lazauskas      Director                               October 26, 2006
--------------------
Frank Lazauskas