Form 10QSB/A
period 2006-08-31
SPONGETECH DELIVERY SYSTEMS INC
filed 2006-10-27
CIK 1201251

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

EXPLANATORY NOTE

This quarterly report on Form 10-QSB/A ("Form 10-QSB/A") is being filed to amend our quarterly report on Form 10-QSB for the quarter ended August 31, 2006 (the "Original Form 10-QSB"), which was originally filed with the Securities and Exchange Commission ("SEC") on October 16, 2006. This Form 10-QSB/A is being filed to revise the disclosure on the cover page to indicate that the registrant is a shell company. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Form 10-QSB/A contains current dated certifications from the Principal Executive Officer and the Principal Financial Officer.

We have not updated the information contained herein for events occurring subsequent to October 16, 2006, the filing date of the Original Form 10-QSB.

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