Form 10QSB
period 2006-11-30
SPONGETECH DELIVERY SYSTEMS INC
filed 2007-01-16
CIK 1201251

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                for the quarterly period ended November 30, 2006

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission file No. 333-100925

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

As of January 12, 2007, the Company had 34,072,636 shares of common stock issued and outstanding.

                        Spongetech Delivery Systems, Inc.
                                   Form 10-QSB
                         For the Quarterly period ended
                                 August 31, 2006

                                TABLE OF CONTENTS

                                                                                                                             Page
PART I - FINANCIAL INFORMATION
Item 1.      Consolidated Financial Statements.
             Balance Sheets as of November 30,2006 (Unaudited) and May 31, 2006                                                3
             Statements of Operations for the Six Months ended November 30, 2006 and 2005 (Unaudited)                          4
             Statements of Changes in Stockholders' Equity for the Years ended May 31, 2001 through 2006 and the Six Months
               ended November 30, 2006 (Unaudited)                                                                             5
             Statements of Cash Flows for the Six Months ended November 30, 2006 and 2005 (Unaudited)                          7
             Notes to Unaudited Financial Statements                                                                           8
Item 2.      Management's Discussion and Analysis                                                                             13
Item 3.      Controls and Procedures                                                                                          17

PART II - OTHER INFORMATION
Item 1.      Legal Proceedings                                                                                                17
Item 2.      Changes in Securities                                                                                            17
Item 3.      Defaults Upon Senior Securities                                                                                  17
Item 4.      Submission of Matters to a Vote of Security Holders                                                              17
Item 5.      Other Information                                                                                                17
Item 6.      Exhibits                                                                                                         18

Item 1. Financial Statements


                        SPONGETECH DELIVERY SYSTEMS, INC.

                                  BALANCE SHEET

                                                                                          November 30,      May 31,
                                                                                              2006            2006
                                                                                          (Unaudited)
ASSETS
Current Assets
   Cash                                                                                   $       365     $     2,805
   Accounts receivable                                                                         11,295           9,885
   Inventories                                                                                  1,642           1,659
                                                                                          -----------     -----------
         Total current assets                                                                  13,302          14,349

Property and equipment                                                                         22,121          24,263

                                                                                          -----------     -----------
Total assets                                                                              $    35,423     $    38,612
                                                                                          ===========     ===========

 LIABILITIES, COMMON STOCK SUBJECT TO RESCISSION RIGHTS AND SHAREHOLDERS' (DEFICIENCY)

Current Liabilities
   Accounts payable and
     accrued expenses                                                                     $   189,228     $   112,029
   Loan payable-officer                                                                        15,500          10,500
   Loan payable                                                                                70,354          66,000
   Income taxes payable                                                                         1,600           1,600
                                                                                          -----------     -----------
   Total current liabilities                                                                  276,682         190,129

   Total long-term liabilities                                                                      0               0
                                                                                          -----------     -----------
Total liabilities                                                                             276,682         190,129

Common stock subject to rescission rights:
   Issued and outstanding:219,000 shares in 2002                                                    0           2,190
                                                                                          -----------     -----------
Shareholders' Equity (Deficiency)
   Common stock, $.001 par value;
     Authorized 50,000,000 shares;
     issued and outstanding 34,072,626
     and 33,853,626 shares as of November 30,
     2006 and May 31, 2006, respectively                                                       34,073          33,854
   Preferred stock $.001 par value;
     Authorized 5,000,000 shares;
     no shares issued and outstanding                                                               0               0
   Additional paid-in capital                                                               2,649,911       2,647,940
   Deficit                                                                                 (2,925,243)     (2,835,501)
                                                                                          -----------     -----------

 Total shareholders' (deficiency)                                                            (241,259)       (153,707)
                                                                                          -----------     -----------
Total liabilities, common stock subject to rescission
   rights and stockholders' (deficiency)                                                  $    35,423     $    38,612
                                                                                          ===========     ===========


                       See notes to financial statements.

                        SPONGETECH DELIVERY SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                          For the six                      For the three
                                         months ended                      months ended
                                          November 30,                      November 30,
                                -----------------------------     -----------------------------
                                     2006             2005             2006             2005
                                ------------     ------------     ------------     ------------

Sales                           $     11,316     $      2,974     $         27     $         68

Cost of goods sold                     4,656            1,158               17               58
                                ------------     ------------     ------------     ------------
Gross profit                           6,660            1,816               10               10
                                                                  ------------     ------------

Operating expenses
  General and
   Administrative
   expenses                           91,260           27,104           86,002            1,006
  Depreciation expense                 2,142            2,142            1,072            1,071
                                ------------     ------------     ------------     ------------

Total operating expenses              93,402           29,246           87,074            2,077
                                ------------     ------------     ------------     ------------


Net loss                        $    (89,742)    $    (27,430)    $    (87,064)    $     (2,067)
                                ============     ============     ============     ============

Basic and diluted (loss) per
   common stock

Net loss per share -
   basic and diluted            $       (.00)    $       (.00)    $       (.00)    $       (.00)


Weighted average common
   shares outstanding             34,072,626       33,952,626       34,072,626       33,952,626


                       See notes to financial statements.

                        SPONGETECH DELIVERY SYSTEMS, INC.
                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (DEFICIENCY)
          For The Years Ended May 31, 2001 through 2006 and Six Months
                      Ended November 30, 2006 (Unuaudited)

                                                                                                              Total
                                                     Additional                        Common              Shareholders'
                                      Number of        Capital         Paid-In          Stock                 Equity
                                        Shares          Stock          Capital       Subscribed        Deficit      (Deficiency)
                                    ------------    ------------    ------------    ------------    ------------    ------------
Balance -
June 1,2000                           12,000,000    $     12,000    $         --    $         --    $    (52,200)   $    (40,200)

Net loss for year
 ended May 31, 2001
                                              --              --              --              --        (198,318)       (198,318)
                                    ------------    ------------    ------------    ------------    ------------    ------------

                                      12,000,000          12,000              --              --        (250,518)       (238,518)

Contributions                                 --              --         105,100              --              --         105,100
                                    ------------    ------------    ------------    ------------    ------------    ------------

Balance -
 May 31, 2001                         12,000,000          12,000         105,100              --        (250,518)       (133,418)


Contributions                                 --              --          86,943              --              --          86,943

Reclassification of
 common stock subject
 to rescission rights                   (219,000)           (219)         (1,971)             --              --          (2,190)

Net loss for year ended
   May 31, 2002                               --              --              --              --        (102,477)       (102,477)
                                    ------------    ------------    ------------    ------------    ------------    ------------
Balance-
May 31, 2002(restated)                11,781,000          11,781         190,072              --        (352,995)       (151,142)

Issuance of
  common stock                         6,985,000           6,985          (1,595)             --              --           5,390
Value of services
   contributed by
   officers                                   --              --          58,500              --              --          58,500
Net loss for the
 year ended
 May 31, 2003                                 --              --              --              --        (265,517)       (265,517)
                                    ------------    ------------    ------------    ------------    ------------    ------------
Balance -
May 31, 2003(restated)                18,766,000    $     18,766    $    246,977              --    $   (618,512)   $   (352,769)

Common stock subscribed                       --              --              --         526,814              --         526,814

Net loss for the
 year ended
 May 31, 2004                                 --              --              --              --      (2,056,526)     (2,056,526)
                                    ------------    ------------    ------------    ------------    ------------    ------------
Balance -
May 31, 2004(restated)                18,766,000    $     18,766    $    246,977    $    526,814    $ (2,675,038)   $ (1,882,481)


Issuance of stock
 for debt & service                   14,967,626          14,968       2,367,346        (526,814)             --       1,855,500

                        SPONGETECH DELIVERY SYSTEMS, INC.
                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (DEFICIENCY)
          For The Years Ended May 31, 2001 through 2006 and Six Months
                      Ended November 30, 2006 (Unuaudited)

                                                                                                Total
                                          Additional                      Common             Shareholders'
                           Number of       Capital        Paid-In          Stock                Equity
                             Shares         Stock         Capital       Subscribed       Deficit      (Deficiency)
                          -----------    -----------    -----------    -----------    -----------     -----------
Net loss for
The year ended
 May 31, 2005                      --             --             --             --        (58,699)        (58,699)
                          -----------    -----------    -----------    -----------    -----------     -----------
Balance-
May 31, 2005(restated)     33,733,626    $    33,734    $ 2,614,323    $         0    $(2,733,737)    $   (85,680)


Issuance of common
 stock for services           120,000            120         33,617             --             --          33,737

Net loss for the
 year ended
 May 31, 2006                      --             --             --             --       (101,764)       (101,764)
                          -----------    -----------    -----------    -----------    -----------     -----------
Balance-
May 31, 2006               33,853,626    $    33,854    $ 2,647,940    $         0    $(2,835,501)    $  (153,707)


Rescission offer
  Rejected                    219,000            219          1,971             --             --           2,190


Net loss for the
 six months ended
 November 30, 2006                 --             --             --             --        (89,742)        (89,742)
                          -----------    -----------    -----------    -----------    -----------     -----------

Balance-
November 30, 2006          34,072,626    $    34,073    $ 2,649,911    $         0    $(2,925,243)    $  (241,259)
 (Unaudited)              ===========    ===========    ===========    ===========    ===========     ===========


                       See notes to financial statements.

                        SPONGETECH DELIVERY SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                        For the six
                                                 months ended November 30,
                                               ---------------------------
                                                  2006               2005
                                               --------           --------

Operating Activities:
 Net loss                                      $(89,742)          $(27,430)
 Adjustments to reconcile net loss to
 net cash provided by (used in)
 Operating activities:
 Depreciation                                     2,142              2,142
 Changes in operating assets and
   Liabilities
   Inventory                                         17                  0
   Accounts receivable                           (1,410)            (2,371)
   Accounts payable and accrued
     expenses                                    77,199             19,148
                                               --------           --------


Net cash used in
 operating activities                           (11,794)            (8,511)
                                               --------           --------
Investing Activities:

Net cash used in investing
 activities
                                                      0                  0
                                               --------           --------

Financing Activities:
   Officer loans                                  5,000                  0
   Loan payable                                   4,354              7,500
                                               --------           --------
Net cash provided by
financing activities                              9,354              7,500
                                               --------           --------

Net decrease in cash                             (2,440)            (1,011)

Cash - beginning                                  2,805              1,477
                                               --------           --------
 Cash - end                                    $    365           $    466
                                               ========           ========

Supplemental Information
   Interest paid                               $      0           $      0
   Income taxes paid                           $      0           $      0


                       See notes to financial statements.

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

      Basis of Presentation / Going Concern

      The financial statements have been prepared for purposes of registration with the Securities and Exchange Commission ("SEC"), and have been prepared in accordance with auditing standards of the Public Company Accounting Oversight Board (United States) which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses in recent years, current liabilities exceed current assets, and total liabilities exceed total assets. The Company has incurred losses since inception and expect to incur losses for the foreseeable future. For the fiscal year ended May 31, 2006 the Company incurred net losses of $101,764. As of November 30, 2006 the Company had an accumulated deficit of $2,925,243 and a working capital deficiency of $263,380. These factors raise substantial doubt about the Company's ability to continue as a going concern. The recovery of assets and continuation of future operations are dependent upon the Company's ability to obtain additional debt or equity financing and its ability to generate revenues sufficient to continue pursuing its business purposes. The Company is actively pursuing financing to fund future operations.


1 -   Summary of Significant Accounting Policies (Continued)

      Accounts Receivable

      Accounts receivable have been adjusted for all known uncollectible accounts. As of November 30, 2006 and May 31, 2006 there were no doubtful accounts.

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

      Advertising Costs

      Advertising costs are expensed as incurred. For the six months ended November 30, 2006 and 2005, advertising costs totaled $0 and $0, respectively.

      Shipping and Handling Costs

      Shipping and handling costs are included in selling expenses. For the six months ended November 30, 2006 and 2005, shipping and handling costs totaled $0 and $0 respectively.

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

2 -   Property and Equipment

      Property and equipment is summarized as follows:

                                  Estimated
                                 Useful Lives    November 30,  May 31,
                                     Years           2006       2006
                                    -------        -------    -------

      Furniture and fixtures        5 - 10         $   761    $   761
      Machinery and equipment       5 - 10          17,828     17,828
      Molds                         5 - 10          38,312     38,312
                                                   -------    -------

                                                    56,901     56,901

      Less:  Accumulated depreciation               34,780     32,638
                                                   -------    -------

                                                   $22,121    $24,263
                                                   =======    =======

      Depreciation expense for the six months ended November 30, 2006 and 2005 was $2,142 and $2,142, respectively.


3 -   Accounts payable and accrued expenses consist of the following:

                                          November 30,  May 31,
                                              2006       2006
                                            --------   --------

      Product development (Packaging & mold
      Development)                          $ 99,663   $ 99,663 No Related Party

      Other                                   89,565     12,366
                                            --------   --------

      Total                                 $189,228   $112,029
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

      In January 2005, the Company issued an aggregate of 12,030,000 shares of common stock in consideration for services at an average of $.15 per share as follows:


                               Shares                Value

      Robert Rubin            2,000,000            $  300,000      Related
      Frank Lazauskas         3,330,000               499,500      Related
      Steven Moskowitz        3,270,000               499,500      Related
      Michael L.Metter        3,330,000               499,500      Related
      Thomas Monahan            100,000                15,000
                            -----------            ----------
        Total                12,030,000            $1,813,500
                            ===========            ==========

      In January 2005, the Company issued an aggregate of 2,802,636 shares of common stock valued at $.15 per share in consideration for the forgiveness of debt aggregating $526,814 as follows:


                                Shares               Value

      Flow Weinberg             215,969            $   70,000      Related
      Robert Rubin              120,000                18,000      Related
      RM Enterprises            466,667               113,414      Related
      Michael Sorrentino        500,000                75,000
      Steven Moskowitz          533,333               114,400      Related
      DDK Accounting            500,000                66,000
      American United Global    466,667                70,000
                            -----------            ----------
         Total                2,802,636            $  526,814
                            ===========            ==========


5 -   Deferred Income Taxes

      At November 30, 2006 and May 31, 2005, the Company had approximately $2,925,243 and $2,835,501 respectively, of net operating loss carryforwards available, which expire in various years through May 31, 2022. The significant component of the Company's deferred tax asset as of November 30,2006 and May 31, 2006 is as follows:


                                       November 30,      May 31,
                                          2006            2006
                                      -----------     -----------

Non-Current
  Net operating loss carryforwards    $ 2,925,243     $ 2,835,501

Valuation allowance for
  deferred tax asset                   (2,925,243)     (2,835,501)
                                      -----------     -----------

                                      $        --     $        --
                                      ===========     ===========

      SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax asset will not be realized. At November 30, 2006 and May 31, 2006, a valuation allowance for the full amount of the net deferred tax asset was recorded.


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

      Litigation

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

      As of November 2006, all of the shareholders of Colorado and Texas have elected to reject the rescission offer and desired to retain their respective shares.

Item 2. Management's Discussion and Analysis

      This quarterly report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "our company believes," "management believes" and similar language. These forward-looking statements are based on our current expectations and are subject to certain risks, uncertainties and assumptions, including those set forth in the following discussion and under the heading "- Risk Factors" in our Form 10-KSB for the fiscal year ended May 31, 2006. Our actual results may differ materially from results anticipated in these forward-looking statements. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. In addition, our historical financial performance is not necessarily indicative of the results that may be expected in the future and we believe that such comparisons cannot be relied upon as indicators of future performance.

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


Events and Uncertainties that are critical to our business

      We have had limited operations and like all new businesses face certain uncertainties, including expenses, difficulties, complications and delays frequently encountered in connection with conducting operations, including capital requirements and management's potential underestimation of initial and ongoing costs. We have had little or no revenues since fiscal year 2003, our most recent year of active operations. In 2003, we sold an aggregate of 183,000 sponges to TurtleWax, which represented approximately 75% of our orders. These sales to TurtleWax resulted in net sales of approximately $291,000 during the year ended May 31, 2003. Our last sale to TurtleWax was in May 2003. While we remain in contact with TurtleWax and continue to have discussions with them, we have not pursued sales to TurtleWax due to our lack of proper funding. There is no guarantee that if we were to have sufficient funds that TurtleWax will place orders with us. Also, there is no guarantee that we may be able to generate any interest in our product that will result in any sales in the future. We had minimal sales in our most recent fiscal quarter, there is no guarantee that we will be able to generate sufficient sales to make our operations profitable. We may continue to have little or no sales and continue to sustain losses in the future. If we continue to sustain losses we will be forced to curtail our operations and go out of business.

      Our License Agreement with H.H. Brown Shoe Technologies, Inc.(d/b/a Dicon Technologies), a majority-owned subsidiary of Berkshire Hathaway, Inc., pursuant to which we license the right to use the technology related to hydrophilic sponges expired in December 2006. Further, Dicon has advised us that it intends to sell its machinery and curtail its US current operations as of January 31, 2007. However, Dicon has advised us that they can continue to manufacture our products by outsourcing the production to its partners in China. We have not discussed this possibility with Dicon and we currently do not have any arrangements with Dicon to have its Chinese partners manufacture our products. We have also been contacted by the third parties that have purchased Dicon's equipment, however, we have not entered into any agreements with these parties for the manufacture of our products. There can also be no assurance that we will be able to enter into agreements with these parties on the same terms and conditions as our prior agreement with Dicon. We have entered into an oral agreement with Zanora Corp. of China to produce our products using encapsulation technology instead of technology relating to hydrophilic sponges. The lead time on products manufactured by Zanora Corp. is approximately 3-4 months. There is no assurance that we will be able to maintain sufficient inventory on hand to fulfill orders which require delivery in less than 3-4 months. If we are unable to delivery products to customers timely, we may lose these customers. Due to our limited operations, the loss of any one customer will have a significant effect on our business.

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


Results of Operations

Three Months ended November 30, 2006 and 2005

      During the three months ended November 30, 2006, we had sales of $27 as compared to sales of $68 for the same period in 2005. There were no changes in gross profit for the three months ended November 30, 2006 compared to the three months ended November 30, 2005.

      Operating expenses for the three months ended November 30, 2006 were $87,074 as compared to $2,067 for the three months ended November 30, 2005. The increase of $85,007 is the result of an increase in selling general and administrative expenses for the period.

      Net loss for the three months ended November 30, 2006 was ($87,064) or ($.00) per share as compared to a net loss of ($2,067) or ($.00) per share for the three months ended November 30, 2005. The increase in net loss was the result of a significant increase in selling expenses for the three months ended November 30, 2006 compared to the three months ended November 30, 2005.

Six Months ended November 30, 2006 and 2005

      During the six months ended November 30, 2006, we had sales of $11,316 as compared to sales of $2,974 for the same period in 2005. Our gross profit for the six months ended November 30, 2006 was $6,660 as compared to $1,816 for the six months ended November 30, 2005. Management attributes this increase to sales from the various independent sales groups which we have retained.

      Operating expenses for the six months ended November 30, 2006 were $93,402 as compared to $29,246 for the six months ended November 30, 2005. The increase of $64,156 is the result of an increase in selling general and administrative expenses for the period.

      Net loss for the six months ended November 30, 2006 was ($89,742) or ($.00) per share as compared to a net loss of ($27,430) or ($.00) per share for the six months ended November 30, 2005. The increase in net loss was the result of a significant increase in selling expenses for the six months ended November 30, 2006 as compared to the six months ended November 30, 2005.


Plan of Operations

      We had sales of $342,019 during the year ended May 31, 2003. Since that time, we have had minimal or no sales. Specifically, during the year ended May 31, 2006 and 2005, we had sales of $12,859 and $1,051 respectively. The main reason for the decrease in sales from 2003 was that we were reorganizing and redesigning our products and did not have adequate funding to meet our supply commitments. We have recently been setting up the groundwork for new sales with advance marketing but we require additional funding to execute these plans. We have seen an increase in sales in our fiscal year ended May 31, 2006, which management attributes to orders placed after attendance at various trade shows and the retention of various independent sales groups. For the six months period ended November 30, 2006, we had sales of $11,316. To date we have orders of $38,550, which we anticipate will be filled by spring 2007.

      Our license agreement with H.H. Brown Shoe Technologies, Inc., (d/b/a Dicon Technologies), which owns the patent rights to the technology related to hydrophilic sponges expired in December 2006. In addition, Dicon has advised us that it intends to sell its machinery and curtail its current US operations on January 31, 2007. Dicon has advised us that it may continue to manufacture our products by outsourcing the production to its partners in China. We have not discussed this possibility with Dicon and we currently do not have any arrangements with Dicon to have its Chinese partners manufacture our products. We have also been contacted by the third parties that have purchased Dicon's equipment. However, we have not entered into any agreements with these parties for the manufacture of our products. There can also be no assurance that we will be able to enter into agreements with these parties on the same terms and conditions as our prior agreement with Dicon. We have entered into an oral agreement with Zanora Corp. of China, to produce our products using encapsulation technology instead of technology relating to hydrophilic sponges. The end-result is a product that is functionally the same as that manufactured using Dicon's patented hydrophilic technology. The lead time on products manufactured by Zanora Corp. is 3-4 months. There is no assurance that we will be able to maintain sufficient inventory on hand to fulfill orders which require delivery in less than 3-4 months. If we are unable to delivery products to customers timely, we may lose these customers. Due to our limited operations, the loss of any one customer will have a significant effect on our business.

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

      Management intends to attend trade shows to promote our products. Management estimates that it will cost us approximately $12,500 to attend upcoming trade shows, all of which has been, and if necessary will continue to be funded by our officers, directors and affiliates until such time as we are able to generate sales to fund our operations or obtain outside funding. In addition, our Secretary, Steven Moskowitz, will utilize his accrued air miles to cover all travel and hotel costs. There are no formal or written agreements with respect to the advance of funds to us by our officers, directors and affiliates. Our officers, directors and affiliates are not legally bound to provide funding to us. If they do not pay for our expenses, we will be forced to obtain funding. In view of our limited operating history, our ability to obtain additional funds is limited. Additional financing may only be available, if at all, upon terms which may not be commercially advantageous to us. If we are not able to obtain funding from other sources, we will not be able to obtain funding to increase our sales and marketing efforts. As a result we may be forced to go out of business.

      We entered into an oral agreement with various independent sales groups that target sales throughout the United States. The sales representatives will receive commissions in the range of five (5%) percent to eight (8%) percent of net sales which they generate and will be paid on the tenth day of the month following the month in which the sales are made.

      We intend to continue to retain additional independent sales groups to market our products. Typically, sales groups attend trade shows to meet with sellers of various products which the sales persons believe they can market and sell to their customers. There is no guarantee that we will be able to retain additional sales groups or that their efforts will result in significant sales. We do not anticipate that we will incur any costs in connection with retaining the various sales groups as the sales groups will be paid a percentage the net sales they generate only. The sales persons will be independent contractors retained by us on a non-exclusive basis and may not devote their efforts solely to selling our products. We do not intend to hire sales persons on an exclusive basis.

      Management intends to seek a production finance company to fund our purchase orders. Typically the way this arrangement works is all orders received by us will be forwarded to the production finance company which will assess the credit worthiness of the entity or the individual placing the order. Upon approval, the production finance company will fund the cost of the product at a cost to us, representing a percentage of the order placed. Management intends to seek an arrangement where the cost to the Company will not exceed 5% of each order. If we are not successful in finding a production finance company to fund our purchase orders, we will seek to have customers finance the production of their orders. There is no guarantee that our customers will be able to finance the production of their orders. If our customers are not able to finance their orders, we will be forced to seek alternate financing, such as debt and/or equity financing. We currently do not have any arrangements to obtain additional financing. In view of our limited operating history, our ability to obtain additional funds is limited. Additional financing may only be available, if at all, upon terms which may not be commercially advantageous to us. If our customers are unable to fund the production of their orders or we are not able to fund the production of our products, we will be unable to make any sales of products and may be forced to cease and curtail our business. There is no assurance that management will be able to consummate any agreements with a production finance company on terms that are acceptable to us or which will not significantly cut into our profit margin.

      We have entered into a month to month lease for warehousing facilities with Storageasy & Go in Hackensack, NJ. Our monthly payment is $550. This facility has the capacity to store up to _________kits.

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


__________________________
(1) Obtained from Cleanlink.com based upon a study prepared and conducted by the Research Department of Trade Press Publishing Corporation, publisher of Sanitary Maintenance Magazine in conjunction with International Sanitary Supply Association. The report can be accesses by following this link:
http://www.cleanlink.com/industrystatistics/2004sanitaryreport.asp

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

Liquidity and Capital Resources

      As of November 30, 2006, we had cash of $365. Our current cash balance as of January 12, 2007 is $3,428.

      As of November 30, 2006, net cash used by operating activities aggregated $(11,794). We do not expect positive cash flow from operations in the near term. Our operations to date have been primarily financed by sales of our equity securities to and loans from our officers and directors. Based on our current cash balance, management believes that we can satisfy our cash requirements for the next six months. Our officers, directors and affiliates have indicated their preparedness to continue to fund our business until we are able to generate sufficient revenues from the sale of our products. However, there are no formal or written agreements with respect to the advance of funds to the Company by our officers, directors and affiliates for payment of said costs. Accordingly, our officers, directors and other affiliates are not legally bound to provide funding to us. Because of our limited operations, if our officers and directors do not pay for our expenses, we will be forced to obtain funding from third parties. In addition, based upon our current cash reserves and forecasted operations, we believe that we will need to obtain at least $500,000 in outside funding to implement our plan of operation over the next twelve months. In view of our limited operating history, our ability to obtain additional funds is limited. Additional financing may only be available, if at all, upon terms which may not be commercially advantageous to us. Further, the issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders.

      Due to the operating losses that we have suffered from the date of our organization, in their report on the annual consolidated financial statements for fiscal year ended May 31, 2006, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

      We have purchased the following sponge kits and sponges as of the date of this report: 27,300 kits, each consisting of a vehicular sponge, detail sponge and chamois cloths 174,752 vehicular sponges 5,700 detail sponges 2,850 chamois cloths.

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

Item 2. Unregistered Sales of Equity Securities

      None

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

      Dated: January 16, 2007

                                              Spongetech Delivery Systems, Inc.

                                              By: /s/ Michael L. Metter
                                                  -----------------------------
                                                  Michael L. Metter
                                                  Chief Executive Officer


                                              By: /s/ Steven Moxkowitz
                                                  -----------------------------
                                                  Steven Moskowitz
                                                  Chief Financial Officer