Form 10QSB
period 2007-02-28
SPONGETECH DELIVERY SYSTEMS INC
filed 2007-04-16
CIK 1201251

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended February 28, 2007

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes ☒           No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒           No ☐

As of April 13, 2007, the Company had 37,302,636 shares of common stock issued and outstanding.

Spongetech Delivery Systems, Inc.
Form 10-QSB
For the Quarterly period ended
February 28, 2007

Item 1. Financial Statements

SPONGETECH DELIVERY SYSTEMS, INC.
BALANCE SHEETS

	February 28,	May 31,
	2007	2006
	(Unaudited)
ASSETS
Current Assets
Cash	$3,477	$2,805
Accounts receivable	13,257	9,885
Inventories	0	1,659

Total current assets	16,704	14,349

Property and equipment	21,050	24,263

Total assets	$37,754	$38,612

LIABILITIES, COMMON STOCK SUBJECT TO RESCISSION RIGHTS AND SHAREHOLDERS' (DEFICIENCY)

Current Liabilities
Accounts payable and accrued expenses	$188,333	$112,029
Loan payable-officer	18,600	10,500
Loan payable	89,354	66,000
Income taxes payable	1,600	1,600

Total current liabilities	297,887	190,129

Total long-term liabilities	0	0

Total liabilities	297,887	190,129

Common stock subject to rescission rights:
Issued and outstanding:219,000 shares in 2002	0	2,190

Shareholders' Equity (Deficiency)
Common stock, $.001 par value; Authorized 200,000,000 shares; issued and outstanding 36,652,626 and 33,853,626 shares as of February 28, 2007 and May 31, 2006, respectively	36,653	33,854
Preferred stock $.001 par value; Authorized 20,000,000 shares; no shares issued and outstanding	0	0
Additional paid-in capital	3,163,331	2,647,940
Deficit	(3,460,117)	(2,835,501)

Total shareholders' (deficiency)	(260,133)	(153,707)

Total liabilities, common stock subject to rescission rights and stockholders’ (deficiency)	$37,754	$38,612

See notes to financial statements.

SPONGETECH DELIVERY SYSTEMS, INC.
STATEMENTS OF OPERATIONS
(Unaudited)
	For the nine		For the three
	months ended		months ended
	February 28,		February 28,
	2007	2006	2007	2006

Sales	$25,799	$12,859	$14,483	$9,885

Cost of goods sold	6,298	4,320	1,642	3,162
Gross profit	19,501	8,539	12,841	6,723

Operating expenses
General and
Administrative expenses	640,904	89,910	546,644	62,806
Depreciation expense	3,213	3,213	1,071	1,071

Total operating expenses	644,117	93,123	547,715	63,877

Net loss	$(624,616)	$(84,584)	$(534,874)	$(57,154)

Basic and diluted (loss) per common stock

Net loss per share - basic and diluted	$(.02)	$(.00)	$(.02)	$(.00)

Weighted average common shares outstanding	34,286,293	33,952,626	34,932,626	33,952,626

See notes to financial statements.

SPONGETECH DELIVERY SYSTEMS, INC.
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(DEFICIENCY)

For The Years Ended May 31, 2001 through 2006 and Nine Months
Ended February 28, 2007 (Unuaudited)

					Total
		Additional		Common	Shareholders'
	Number of	Capital	Paid-In	Stock	Equity
	Shares	Stock	Capital	Subscribed	Deficit	(Deficiency)
Balance - June 1,2000	12,000,000	$12,000	$-	$-	$(52,200)	$(40,200)

Net loss for year ended May 31, 2001	-	-	-		(198,318)	(198,318)

	12,000,000	12,000	-	-	(250,518)	(238,518)

Contributions	-	-	105,100		-	105,100

Balance - May 31, 2001	12,000,000	12,000	105,100	-	(250,518)	(133,418)

Contributions	-	-	86,943		-	86,943

Reclassification of common stock subject to rescission rights	(219,000)	(219)	(1,971)			(2,190)

Net loss for year ended May 31, 2002	-	-	-		(102,477)	(102,477)

Balance - May 31, 2002 (restated)	11,781,000	11,781	190,072	-	(352,995)	(151,142)

Issuance of common stock	6,985,000	6,985	(1,595)		-	5,390
Value of services contributed by officers	-	-	58,500		-	58,500
Net loss for the year ended May 31, 2003					(265,517)	(265,517)

Balance - May 31, 2003 (restated)	18,766,000	$18,766	$246,977	-	$(618,512)	$(352,769)

Common stock subscribed				526,814		526,814

Net loss for the year ended May 31, 2004					(2,056,526)	(2,056,526)

Balance - May 31, 2004 (restated)	18,766,000	$18,766	$246,977	$526,814	$(2,675,038)	$(1,882,481)

Issuance of stock for debt & service	14,967,626	14,968	2,367,346	(526,814)		1,855,500

SPONGETECH DELIVERY SYSTEMS, INC.
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(DEFICIENCY)

For The Years Ended May 31, 2001 through 2006 and Nine Months
 Ended February 28, 2007 (Unuaudited)

					Total
		Additional		Common	Shareholders'
	Number of	Capital	Paid-In	Stock	Equity
	Shares	Stock	Capital	Subscribed	Deficit	(Deficiency)
Net loss for The year ended May 31, 2005					(58,699)		(58,699)

Balance- May 31, 2005 (restated)	33,733,626	$33,734	$2,614,323	$0	$(2,733,737)	$	(85,680)

Issuance of common stock for services	120,000	120	33,617				33,737

Net loss for the year ended May 31, 2006					(101,764)		(101,764)

Balance-May 31, 2006	33,853,626	$33,854	$2,647,940	$0	$(2,835,501)		$(153,707)

Rescission offer Rejected	219,000	219	1,971				2,190

Issuance of shares as consulting fees	2,580,000	2,580	513,420				516,000

Net loss for the nine months ended February 28, 2007					(624,616)		(624,616)

Balance-February 28, 2007 (Unaudited)	36,652,626	$36,653	$3,163,331	$0	$(3,460,117)		$(260,133)

See notes to financial statements.

SPONGETECH DELIVERY SYSTEMS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine
	months ended February 28,
	2007	2006
Operating Activities:
Net loss	$(624,616)	$(84,584)
Adjustments to reconcile net loss to net cash provided by (used in)
Operating activities:
Depreciation	3,213	3,213
Issuance of shares of common stock in consideration for consulting fees	516,000	0
Changes in operating assets and Liabilities:
Inventory	1,659	0
Accounts receivable	(3,371)	(9,094)
Accounts payable and accrued expenses	76,304	56,774

Net cash used in operating activities	(30,811)	(33,691)

Investing Activities:

Net cash used in investing activities	0	0

Financing Activities:
Officer loans	8,100	0
Loan payable	23,353	37,000

Net cash provided by financing activities	31,453	37,000

Net increase in cash	642	3,309

Cash - beginning	2,805	1,477
Cash - end	$3,447	$4,786

Supplemental Information
Interest paid	$0	$0
Income taxes paid	$0	$0

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

Basis of Presentation / Going Concern

The financial statements have been prepared for purposes of registration with the Securities and Exchange Commission ("SEC"), and have been prepared in in accordance with auditing standards of the Public Company Accounting Oversight Board (United States) which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses in recent years, current liabilities exceed current assets, and total liabilities exceed total assets.The Company has incurred losses since inception and expect to incur losses for the foreseeable future. For the fiscal year ended May 31,2006 the Company incurred net losses of $101,764. As of February 28, 2007 the Company had an accumulated deficit of $3,510,117 and a working capital deficiency of $281,183. These factors raise substantial doubt about the Company's ability to continue as a going concern. The recovery of assets and continuation of future operations are dependent upon the Company's ability to obtain additional debt or equity financing and its ability to generate revenues sufficient to continue pursuing its business purposes. The Company is actively pursuing financing to fund future operations.

1 - Summary of Significant Accounting Policies (Continued)

Accounts Receivable

Accounts receivable have been adjusted for all known uncollectible accounts. As of February 28, 2007 and May 31, 2006 there were no doubtful accounts.

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

Advertising Costs

Advertising costs are expensed as incurred. For the nine months ended February 28, 2007 and 2006, advertising costs totaled $0 and $0, respectively.

Shipping and Handling Costs

Shipping and handling costs are included in selling expenses. For the nine months ended February 28, 2007 and 2006, shipping and handling costs totaled $0 and $0 respectively.

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

Recent Accounting Pronouncements

New accounting statements issued, and adopted by the Company, include the following:

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS No. 123R”). This standard requires expensing of stock options and other share-based payments and supersedes SFAS No. 123, which had allowed companies to choose between expensing stock options or showing pro forma disclosure only. SFAS 123R also supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “ Statement of Cash Flows.” This standard was adopted by us as of January 2006 and will apply to all awards granted, modified, cancelled or repurchased after that date as well as the unvested portion of prior awards. SFAS No. 123R permits public companies to adopt its requirements using one of three methods: the “modified prospective” method, the “modified retrospective” method to January 1, 2005, or the “modified retrospective” method to all prior years for which SFAS No. 123 was effective. We shall use the modified prospective method. We adopted the provisions of this standard on January 1, 2006 and will apply to all awards granted, modified, cancelled or repurchased after that date as well as the unvested portion of prior awards on that date.

As permitted by SFAS No. 123, we currently follow APB Opinion No. 25 which provides for the accounting for share-based payments to employees and directors using the intrinsic value method and, as such, we generally recognized no compensation cost for such stock options.

2 - Property and Equipment

Property and equipment is summarized as follows:

	Estimated
	Useful Lives	February 28,	May 31,
	Years	2007	2006
Furniture and fixtures	5 - 10	$761	$761
Machinery and equipment	5 - 10	17,828	17,828
Molds	5 - 10	38,312	38,312

		56,901	56,901
Less: Accumulated depreciation		35,851	32,638
		$21,050	$24,263

Depreciation expense for the nine months ended February 28, 2007 and 2006 was $3,213, respectively.

3 - Accounts payable and accrued expenses consist of the following:

	February 28,	May 31,
	2007	2006
Product development (Packaging & mold
Development)	$99,663	$99,663	No Related Party
Other	88,670	12,366

Total	$188,333	$112,029

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

In January 2005, the Company issued an aggregate of 12,030,000 shares of common stock in consideration for services at an average of $.15 per share as follows:

	Shares	Value

Robert Rubin	2,000,000	$300,000	Related
Frank Lazauskas	3,330,000	499,500	Related
Steven Moskowitz	3,270,000	499,500	Related
Michael L.Metter	3,330,000	499,500	Related
Thomas Monahan	100,000	15,000

Total	12,030,000	$1,813,500

In January 2005, the Company issued an aggregate of 2,802,636 shares of common stock valued at $.15 per share in consideration for the forgiveness of debt aggregating $526,814 as follows:

	Shares	Value
Flow Weinberg	215,969	$70,000	Related
Robert Rubin	120,000	18,000	Related
RM Enterprises	466,667	113,414	Related
Michael Sorrentino	500,000	75,000
Steven Moskowitz	533,333	114,400	Related
DDK Accounting	500,000	66,000
American United Global	466,667	70,000

Total	2,802,636	$526,814

5 - Deferred Income Taxes

At February 28, 2007 and May 31, 2006, the Company had approximately $3,460,117 and $2,835,501 respectively, of net operating loss carryforwards available, which expire in various years through May 31, 2022. The significant component of the Company's deferred tax asset as of February 28,2007 and May 31, 2006 is as follows:

	February 28,	May 31,
	2007	2006
Non-Current
Net operating loss carryforwards	$3,460,117	$2,835,501
Valuation allowance for
deferred tax asset	(3,460,117)	(2,835,501)

	$-	$-

SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax asset will not be realized. At February 28, 2007 and May 31, 2006, a valuation allowance for the full amount of the net deferred tax asset was recorded.

6 - Commitments and Contingencies

Supply and License Agreements

In July 2001, the Company entered into a supply and requirement agreement with Dicon Technologies ("Dicon"), a manufacturing company that has technological know-how and patented and proprietary information relating to hydrophilic foam materials (sponges) and their applications. The agreement requires the Company to purchase all of their requirement from Dicon, and  Dicon grants exclusive worldwide rights to distribute the products. Minimum annual purchase requirements are set forth in the agreement. This agreement was not extended.

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

The Company settled a lawsuit commenced against, among others, the Company, by Westgate Financial Corporation (“Westgate”). On January 6, 2003, the Company and Westgate entered into a factoring agreement wherein the Company assigned to Westgate its accounts receivable arising out of its sale of goods or rendition of services to customers (the “Contract”). On July 25, 2006 the parties entered into a Consent Order pursuant to which the Companies agreed to pay the sum of $20,000 to Westgage.

Employment Contracts

The Company is currently negotiating with two executives to establish employment contracts. No terms of these negotiations have been disclosed.

7 - Common Stock Issuances

On April 27, 2006 the Company issued 120,000 shares of common stock for legal services at a value of $.28 per share.

Common Stock Subject to Rescission Rights:

As of May 31, 2002, the Company re-classified a total of 219,000 shares of common stock aggregating $2,190 in value or $.01 per share sold through a private placement, which management has determined have rescission rights, outside of stockholders’ equity (deficit), as the redemption features were not within the control of the Company. The Company intends to retire all shares held by the shareholders who accept the rescission offer. Such shares shall become authorized but unissued shares of the Company.

In March 2002 through May 2002, the Company’s predecessor, Nexgen VIII, sold an aggregate of 219,000 shares pursuant to a private placement offering aggregating $2,190 or $.01 per share. The Company’s current management was not involved in said offering but was advised that the private placement was made pursuant to Rule 504, promulgated pursuant to Regulation D of the Securities Act of 1933, as amended (the "Act"). At the time of the issuances in March through May 2002, there was no written agreement between Nexgen and the Company. However, Nexgen's plan was to merge with the Spongetech International, Ltd and therefore Nexgen had a specific plan to engage in a merger with an identified company, Spongetech International, Ltd., as permitted by Rule 504(a)(3). This rule prohibits the use of an offering under Rule 504 if the issuer intends "to engage in a merger or acquisition with an unidentified company or companies, or other entity or person." Accordingly management believed that at the time of the issuances from March through May 2002, Nexgen was not a blank check company and was permitted to avail itself of the exemption provided by Rule 504. Despite the belief that Nexgen was not a blank check company at the time of the issuances, Nexgen may have been a blank check company and as such the reliance on Rule 504 was misplaced and the transaction was not exempted pursuant to such Rule 504 and the issuances were made in violation of Section 5 of the Act. In order to cure any violation that may have occurred or that may have been deemed to have occurred by any regulatory agency, management has determined to offer a rescission to the shareholders who purchased shares from the Company’s, predecessor in March through May 2002. The rescission offer is intended to address any federal and state securities laws compliance issues by allowing the holders of the shares covered by the rescission offer to rescind the underlying securities transactions and sell those securities back to us.

•
The Company is offering to repurchase 219,000 shares of our common stock from persons who are or were residents of Colorado and Texas. These persons are shareholders who purchased those shares in a private placement conducted by Nexgen VIII, our predecessor in 2002.

•
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

Although the balance sheets and statements of changes in stockholders’ equity (deficiency) have been restated, the correction had no effect on the statements of operations or on the earnings per share. Also, there is not any future impact on the financial statements.

As of November 2006, all of the shareholders of Colorado and Texas have elected to reject the rescission offer and desired to retain their respective shares.

In February, 2007, the Company issued an aggregate of 2,580,000 shares of common Stock valued at $516,000 or $.20 per share in consideration for consulting services.

The Company has amended it's certificate of incorporation to increase the number of  authorized shares of common stock to an aggregate of 220,000,000 $.001 par value per share. This will include 200,000,000 shares of common stock and 20,000,000 shares of preferred stock.

Serial Preferred Stock: The board of directors of the Corporation is authorized, by resolution from time to time adopted, to provide for the issuance of serial preferred stock in series and to fix and state the powers, designation, preferences and relative, participating, optional or other special rights of the shares of each series , and the qualifications, limitations or restrictions.

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

Results of Operations

Three Months ended February 28, 2007 and 2006

During the three months ended February 28, 2007, we had sales of $14,483 as compared to sales of $9,885 for the same period in 2006. We had gross profit of $12,841for the three months ended February 28, 2007 compared to $6,723 for the three months ended February 28, 2006.

Operating expenses for the three months ended February 28, 2007 were $547,715 as compared to $63,877 for the three months ended February 28, 2006. The increase of $533,838 is the result of an increase in selling general and administrative expenses for the period.

Net loss for the three months ended February 28, 2007 was $534,874 or ($.02) per share as compared to a net loss of $57,154 or ($.00) per share for the three months ended February 28, 2006. The increase in net loss was the result of a significant increase in general and administrative expenses for the three months ended February 28, 2007 compared to the three months ended February 28, 2006.

Nine Months ended February 28, 2007 and 2006

During the nine months ended February 28, 2007, we had sales of $25,799 as compared to sales of $12,859 for the same period in 2006. Our gross profit for the nine months ended February 28, 2007 was $19,501 as compared to $8,539 for the nine months ended February 28, 2006. Management attributes this increase to sales from the various independent sales groups which we have retained.

Operating expenses for the nine months ended February 28, 2007 were $644,117 as compared to $93,123 for the nine months ended February 28, 2006. The increase of $600,994 is the result of an increase in selling general and administrative expenses for the period.

Net loss for the nine months ended February 28, 2007 was $624,616 or $.02 per share as compared to a net loss of $84,584 or $.00 per share for the nine months ended February 28, 2006. The increase in net loss was the result of a significant increase in selling expenses for the nine months ended February 28, 2007 as compared to the nine months ended February 28, 2006.

Plan of Operations

We had sales of $342,019 during the year ended May 31, 2003. Since that time, we have had minimal or no sales. Specifically, during the year ended May 31, 2006 and 2005, we had sales of $12,859 and $1,051 respectively. The main reason for the decrease in sales from 2003 was that we were reorganizing and redesigning our products and did not have adequate funding to meet our supply commitments. We have recently been setting up the groundwork for new sales with advance marketing but we require additional funding to execute these plans. We have seen an increase in sales in our fiscal year ended May 31, 2006, which management attributes to orders placed after attendance at various trade shows and the retention of various independent sales groups. For the nine months period ended February 28, 2007, we had sales of $25,799. To date we have orders of approximately $100,000, which we anticipate will be filled by late summer 2007.

Our license agreement with H.H. Brown Shoe Technologies, Inc., (d/b/a Dicon Technologies), which owns the patent rights to the technology related to hydrophilic sponges expired in December 2006. In addition, Dicon has closed its manufacturing operations in the United States. Dicon has advised us that it may continue to manufacture our products by outsourcing the production to its partners in China. We have not discussed this possibility with Dicon and we currently do not have any arrangements with Dicon to have its Chinese partners manufacture our products. We have also been contacted by the third parties that have purchased Dicon's equipment. However, we have not entered into any agreements with these parties for the manufacture of our products. There can also be no assurance that we will be able to enter into agreements with these parties on the same terms and conditions as our prior agreement with Dicon. We have entered into an oral agreement with Zanora Corp. of China, to produce our products using encapsulation technology instead of technology relating to hydrophilic sponges. The end-result is a product that is functionally the same as that manufactured using Dicon's patented hydrophilic technology. The lead time on products manufactured by Zanora Corp. is 3-4 months. There is no assurance that we will be able to maintain sufficient inventory on hand to fulfill orders which require delivery in less than 3-4 months. If we are unable to delivery products to customers timely, we may lose these customers. Due to our limited operations, the loss of any one customer will have a significant effect on our business.

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

Management intends to attend trade shows to promote our products. Management estimates that it will cost us approximately $25,000 to attend upcoming trade shows over the next six months, all of which has been, and if necessary will continue to be funded by our officers, directors and affiliates until such time as we are able to generate sales to fund our operations or obtain outside funding. In addition, our Secretary, Steven Moskowitz, will utilize his accrued air miles to cover all travel and hotel costs. There are no formal or written agreements with respect to the advance of funds to us by our officers, directors and affiliates. Our officers, directors and affiliates are not legally bound to provide funding to us. If they do not pay for our expenses, we will be forced to obtain funding. In view of our limited operating history, our ability to obtain additional funds is limited. Additional financing may only be available, if at all, upon terms which may not be commercially advantageous to us. If we are not able to obtain funding from other sources, we will not be able to obtain funding to increase our sales and marketing efforts. As a result we may be forced to go out of business.

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

We have entered into a month to month lease for warehousing facilities with Storageasy & Go in Hackensack, NJ. Our monthly payment is $550. This facility has the capacity to store up to 10,000,000 kits.

We are reviewing all indications of interest which we have received from various infomercial companies as a way to promote our products. The success of an infomercial featuring our products is dependent on, among other things, having a compatible script director who understands our products and is able to highlight the benefits of our products in a short running time and the ability to get air time placement on channels such as ESPN and the Speed Channel to reach our target market. In addition, in view of our lack of adequate funding, we may be forced to give up a bigger profit margin to ensure that the Infomercial is available for airing. We intend to enter into an agreement for the production of an infomercial which we anticipate will be aired commencing in September through December 2007. There is no guarantee that we will be able to find an infomercial company who can successfully produce an infomercial on our behalf or that we will generate any sales from the infomercial. Management anticipates that it will cost a minimum of $50,000 and up to $300,000 to successfully produce an infomercial.

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

Liquidity and Capital Resources

As of February 28, 2007, we had cash of $3,477. Our current cash balance as of April 13, 2007 is $25,782.

As of February 28, 2007 net cash used by operating activities aggregated $(30,811). We do not expect positive cash flow from operations in the near term. Our operations to date have been primarily financed by sales of our equity securities to and loans from our officers and directors. Based on our current cash balance, management believes that we can satisfy our cash requirements for the next eight months. Our officers, directors and affiliates have indicated their preparedness to continue to fund our business until we are able to generate sufficient revenues from the sale of our products. However, there are no formal or written agreements with respect to the advance of funds to the Company by our officers, directors and affiliates for payment of said costs. Accordingly, our officers, directors and other affiliates are not legally bound to provide funding to us. Because of our limited operations, if our officers and directors do not pay for our expenses, we will be forced to obtain funding from third parties. In addition, based upon our current cash reserves and forecasted operations, we believe that we will need to obtain at least $500,000 in outside funding to implement our plan of operation over the next twelve months. In view of our limited operating history, our ability to obtain additional funds is limited. Additional financing may only be available, if at all, upon terms which may not be commercially advantageous to us. Further, the issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders.

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

Item 2. Unregistered Sales of Equity Securities

We issued the following equity securities during the quarter ended February 28, 2007 that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

In January 2007, we issued an aggregate of 2,580,000 shares of our common stock as consideration for professional and consulting services.

For each of the above transactions exempt from registration requirements under Rule 506, the individuals and entities to whom we issued securities are unaffiliated with us. For each of such sales, no advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of ours or our executive officers, and transfer was restricted by us in accordance with the requirements of the Securities Act. Each of such persons represented to us that they were accredited or sophisticated investors, that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, all of the above-referenced persons had access to our Securities and Exchange Commission filings.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits

3.1	Amended and Restated Certificate of Incorporation filed on March 6, 2007

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

Dated: April 16, 2007

Spongetech Delivery Systems, Inc.

By:	/s/ Michael L. Metter
Michael L. Metter Chief Executive Officer

By:	/s/ Steven Moskowitz
Steven Moskowitz Chief Financial Officer