Form 10KSB
period 2007-05-31
SPONGETECH DELIVERY SYSTEMS INC
filed 2007-08-29
CIK 1201251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-KSB
(Mark One)
[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MAY 31, 2007

[_]	TRANSITION REPORT UNDER SECTION13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________ COMMISSION FILE NUMBER _______________________________

SPONGETECH DELIVERY SYSTEMS, INC.
(Name of small business issuer in its charter)

Delaware	54-2077231
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

The Empire State Building
350 Fifth Avenue, Suite 2204
New York, New York 10118
(Address of principal executive offices) (Zip Code)
Issuer’s telephone Number: (212) 594-4175

Copies to:
Richard A. Friedman, Esq.
Sichenzia Ross Friedman Ference LLP
61 Broadway, 32nd Floor
New York, New York 10006
Phone: (212) 930-9700
Fax: (212) 930-9725

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

State issuer’s revenues for its most recent fiscal year. $55,112.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the average bid and asked price of such common equity, as of a specified date within the past 60 days. There is currently no public trading market for the issuer’s common equity.

As of August 28, 2006, the issuer had 34,072,636 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

PART I

Item 1. Description of Business.

We design, produce, market and distribute cleaning products for vehicular use utilizing patented technology relating to sponges containing hydrophilic, which are liquid absorbing, foam polyurethane matrices. Our products can be pre-loaded with detergents and waxes which are absorbed in the core of the sponge then gradually released during use. We have designed is conducting research and development for products using hydrophilic technology for bath, pet and home use which we intend to market and sell as part of our product offering. There is no assurance that we will successfully be able to market and sell products for bath, pet and/or home use.

Since our inception, we have had sales of $342,019 for the fiscal years ended May 31, 2003. Since then we have had minimal sales. For the fiscal years ended May 31, 2007 and 2006, we have sales of $55,112 and $12,859 respectively. We have incurred losses since inception and we expect to incur losses for the foreseeable future. For the fiscal years ended May 31, 2007, 2006 and, 2005, we incurred net losses of $817,217, $101,764 and $58,699, respectively. As a result of the foregoing, our independent auditors, in their report covering our financial statements for the year ended May 31, 2007, stated that our financial statements were prepared assuming that we would continue as a going concern.

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

Products

We have designed specially configured sponges containing an outer contact layer and an inner matrix. Our manufacturer H.H. Brown Shoe Technologies, Inc. (d/b/b Dicon Technologies), loads the inner matrix of the sponge with specially formulated soaps and, in our licensed automotive cleaning and polishing product, soap and wax. When the sponge is applied to a surface with minimal pressure, the soap or soap and wax are simultaneously applied to the surface. When the sponge is not in use, the hydrophilic matrix holds the soap so that it does not leech out of the sponge.

We can choose any variety of cleansers, including anti-bacterial and abrasive soaps in our sponges. Thus, we may fine-tune our products for use on different kinds of vehicles. New vehicles or those prepared for classic car shows require a gentle cleaner, whereas older cars which have developed a film over the paint or where the paint has faded may require a cleanser containing a compounding substance, a gentle abrasive. Depending on the use of our vehicular sponge, we may include wax, or may only include the cleanser.

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

In February 2004, we inaugurated a website, www.spongetech.com, to sell our vehicular cleaning kit directly to the public. Since inception, we have sold approximately 1448 kits for aggregate sales price of approximately $22,845. We pay the website hosting company, Harbor Enterprises, an average of 20% royalty from the sales price on all Internet sales. We have not entered into a contract with Harbor Enterprises. Either party may terminate the relationship at any time. We ship directly to customers.

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

We also market our products at trade shows. In the next twelve months our management intends to attend the following shows: the Los Angeles Auto Show, the North American International Auto Show, the South Carolina International Auto Show, the West Virginia Auto Show, the Pennsylvania Auto and Boat Show, the Northeast Auto Show, the Motor Trend International Auto Show, the Chicago Auto Show, the Virginia International Auto Show, the New York International Auto Show, the Tampa Bay International Auto Show, the Charlotte International Auto Show and the National Hardware Show.

On June 13, 2007 we entered into a Short Form Spot Production Agreement with Immediate Capital Group, Inc. (“ICG”). Pursuant to the terms of the Agreement ICG has agreed to write, produce, and manage an infomercial to promote our wash and wax system. In addition to producing the infomercial, ICG has agreed to set up a dedicated website for our product. The Agreement will remain in effect for a period of 24 months from the date of the last airing of the infomercial in the US. We paid a one time production fee of $25,000 upon execution of the Agreement. We will also be responsible for all media costs, tape duplication and customization expenses associated with the airing of the infomercial. Further, we will be responsible for certain call center costs and for fulfillment and merchant processing fees. We have agreed to pay ICG royalties of 5% of gross worldwide sales (less any returns or uncollectible accounts) from orders obtained through the infomercial, the dedicated website or any other electronic media sales made as a result of the ICG’s efforts. In addition, we agreed to pay royalties of 5% on all retail sales (less any returns or uncollectible accounts) for a period of twenty-four months after the infomercial ceases to air in the US.

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

A lawsuit was commenced by Westgate Financial Corporation ("Westgate") in the Superior Court of New Jersey, Law Division, Hudson County on December 23, 2004 against Spongetech International, Ltd, Romantic Scents, Inc, Steven Moskowitz (our Secretary), RM Enterprises International, Ltd, and Flo Weinberg, Inc., a wholly-owned subsidiary of RM Enterprises International. On January 6, 2003, the Company and Westgate entered into a factoring agreement wherein the Company assigned to Westgate its accounts receivable arising out of its sale of goods or rendition of services to customers (the "Contract"). Westgate asserted a breach of that contract against the Company and sought damages of $11,049.82 with interest accrued thereon, costs and reasonable attorney's fees. The Company counterclaimed alleging breach of contract and sought damages in an amount not less than $13,006.0. On July 25, 2006 the parties entered into a Consent Order pursuant to which the Plaintiffs agreed to pay the sum of $20,000 to Westgate in full satisfaction of all claims against the Defendants.

Item 4. Submission of Matters to a Vote of Security Holders.

On February 27, 2007, the shareholders owning 2/3 of the issued and outstanding stock of the Company approved by written consent: (A) the filing of Amended and Restated Certificate of Incorporation of the Company, (B) the appointment of Drakeford & Drakeford, LLC as the Company’s independent registered public accountants for the year ended March 31, 2007 and (D) the adoption of the Spongetech Delivery Systems, Inc. 2007 Incentive Stock Plan.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Beginning in December 2006, our common stock is quoted on the OTC Bulletin Board under the symbol “SPNG.” For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	Fiscal 2008		Fiscal 2007
Quarter Ended	High	Low	High	Low
August 31(1)	$0.17	$0.035	-	-
November 30	-	-	-	-
February 28	-	-	$0.25	$0.10
May 31	-	-	$0.25	$0.10

(i) Through August 28, 2007

Holders

As of August 28, 2007, there were 46,842,406 shares of our common stock issued and outstanding and approximately 193 stockholders of record of our common stock.

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

Recent Sales of Unregistered Securities

In May 2007, we issued 93,000 shares to our Chief Financial Officer in consideration for advances made in the aggregate amount of $18,600.

In May 2007, we issued an aggregate of 9,539,770 shares of our common stock in consideration for advances of an aggregate of $989,354 by RM Enterprises International, Inc.

The foregoing were issued in reliance on an exemption from Registration under Section 4(2) of The Securities Act of 1933, as amended.

Item 6. Management's Discussion and Analysis or Plan of Operation.

Forward-Looking Statements

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "our company believes," "management believes" and similar language. These forward-looking statements are based on our current expectations and are subject to certain risks, uncertainties and assumptions, including those set forth in the following discussion and under the heading "- Risk Factors" in our Form 10-KSB for the fiscal year ended May 31, 2007. Our actual results may differ materially from results anticipated in these forward-looking statements. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. In addition, our historical financial performance is not necessarily indicative of the results that may be expected in the future and we believe that such comparisons cannot be relied upon as indicators of future performance.

To the extent that statements in the report is not strictly historical, including statements as to revenue projections, business strategy, outlook, objectives, future milestones, plans, intentions, goals, future financial conditions, future collaboration agreements, the success of the Company's development, events conditioned on stockholder or other approval, or otherwise as to future events, such statements are forward-looking, All forward-looking statements, whether written or oral, and whether made by or on behalf of the company, are expressly qualified by the cautionary statements and any other cautionary statements which may accompany the forward-looking statements, and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements contained in this annual report are subject to certain risks and uncertainties that could cause actual results to differ materially from the statements made. Other important factors that could cause actual results to differ materially include the following: business conditions and the amount of growth in the Company's industry and general economy; competitive factors; ability to attract and retain personnel; the price of the Company's stock; and the risk factors set forth from time to time in the Company's SEC reports, including but not limited to its annual report on Form 10-KSB; its quarterly reports on Forms 10-QSB; and any reports on Form 8-K. In addition, the company disclaims any obligation to update or correct any forward-looking statements in all the Company's annual reports and SEC filings to reflect events or circumstances after the date hereof.

Overview

We design, produce, market and distribute cleaning products for vehicular use utilizing technology relating to hydrophilic sponges, which are liquid absorbing, foam polyurethane matrices. Our products can be pre-loaded with detergents and waxes, which are absorbed in the core of the sponge then released gradually during use. We have also designed and have started to test market, but have not yet produced or sold, products using the same hydrophilic technology for bath, pet and home cleaning use.

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

Our License Agreement with H.H. Brown Shoe Technologies, Inc.(d/b/a Dicon Technologies), a majority-owned subsidiary of Berkshire Hathaway, Inc., pursuant to which we license the right to use the technology related to hydrophilic sponges expired in December 2006. In addition, Dicon has closed its manufacturing operations. Dicon has advised us that it may continue to manufacture our products by outsourcing the production to its partners in the US and China. Currently, Dicon’s partners are manufacturing our products. However, we have not entered into an agreement with Dicon or its partners for the manufacture of our products. We have also been contacted by the third parties that have purchased Dicon's equipment, however, we have not entered into any agreements with these parties for the manufacture of our products. There can also be no assurance that we will be able to enter into agreements with these parties on the same terms and conditions as our prior agreement with Dicon. We have entered into an oral agreement with Zanora Corp. of China to produce our products using encapsulation technology instead of technology relating to hydrophilic sponges. The lead time on products manufactured by Zanora Corp. is approximately 3-4 months. There is no assurance that we will be able to maintain sufficient inventory on hand to fulfill orders which require delivery in less than 3-4 months. If we are unable to delivery products to customers timely, we may lose these customers. Due to our limited operations, the loss of any one customer will have a significant effect on our business.

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

Results of Operations

Fiscal Years Ended May 31, 2006 and 2005

We had sales of $55,112 for the fiscal year ended May 31, 2007 as compared to $12,859 for the fiscal year ended May 31, 2006, an increase of $42,253. Management attributes this increase to the Company’s improved marketing campaign, including sales from its website.

We have an open purchase orders in the amount of $5,472,180 which will be shipped in June 2008. We have historically depended on one customer for almost all of our sales. Specifically, in 2003, our most recent year of active operations, we sold an aggregate of 183,000 sponges to TurtleWax, which represented approximately 75% of our orders. These sales to TurtleWax resulted in net sales of approximately $291,000 during the year ended May 31, 2003. Our last sale to TurtleWax was in May 2003. While we remain in contact with TurtleWax and continue to have discussions with them, we have not pursued sales to TurtleWax due to our lack of proper funding. Without sufficient funds, we are unable to satisfy TurtleWax's requirement to have product on an in-stock basis so that we can immediately ship to them upon receiving orders.

Cost of goods sold was $38,898 or 70% of sales for the fiscal year ended May 31, 2007 as compared to $4,320 or 34% of net sales for the fiscal year ended May 31, 2006.

Operating expenses for the fiscal year ended May 31, 2007 increased to $833,431 from $110,303 for the fiscal year ended May 31, 2006. This increase of $723,128 was a result of an increase in general and administrative expenses. Selling expenses for the fiscal year ended May 31, 2007 was $829,147.

Net loss for the fiscal year ended May 31, 2007 was $817,217 as compared to net loss of $101,764 for the fiscal year ended May 31, 2006.

Plan of Operations

We had sales of $342,019 during the year ended May 31, 2003. Since that time, we have had minimal or no sales. Specifically, during the year ended May 31, 2007 and 2006, we had sales of $55,112 and $12,859 respectively. The main reason for the increase is our improved marketing campaign, including sales from our website.

Our license agreement with H.H. Brown Shoe Technologies, Inc., (d/b/a Dicon Technologies), which owns the patent rights to the technology related to hydrophilic sponges expired in December 2006. In addition, Dicon has closed its manufacturing operations. Dicon has advised us that it may continue to manufacture our products by outsourcing the production to its partners in the US and China. Currently, Dicon’s partners have been manufacturing our products. However, we have not entered into an agreement with Dicon or its partners for the manufacture of our products. We have also been contacted by the third parties that have purchased Dicon's equipment. However, we have not entered into any agreements with these parties for the manufacture of our products. There can also be no assurance that we will be able to enter into agreements with these parties on the same terms and conditions as our prior agreement with Dicon. We have entered into an oral agreement with Zanora Corp. of China, to produce our products using encapsulation technology instead of technology relating to hydrophilic sponges. The end-result is a product that is functionally the same as that manufactured using Dicon's patented hydrophilic technology. The lead time on products manufactured by Zanora Corp. is 3-4 months. There is no assurance that we will be able to maintain sufficient inventory on hand to fulfill orders which require delivery in less than 3-4 months. If we are unable to delivery products to customers timely, we may lose these customers. Due to our limited operations, the loss of any one customer will have a significant effect on our business.

During the next year we expect to increase our marketing and sales efforts. According to Cleanlink1, a trade association for the cleaning industry, the wholesale market for chemical cleaning products was in excess of $7.6 billion in 2002 and 2004. Accordingly, we believe there is a substantial market for easy to use, multi-use cleaning products. In the next twelve months, management intends to take a number of actions that it believes will enable our business to successfully participate in this growing segment of the cleaning market.

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
______________________
1 Obtained from Cleanlink.com based upon a study prepared and conducted by the Research Department of Trade Press Publishing Corporation, publisher of Sanitary Maintenance Magazine in conjunction with International Sanitary Supply Association. The report can be accesses by following this link: http://www.cleanlink.com/industrystatistics/2004sanitaryreport.asp

We entered into an oral agreement with various independent sales groups that target sales throughout the United States. The sales representatives will receive commissions in the range of five (5%) percent to eight (8%) percent of net sales which they generate and will be paid on the tenth day of the month following the month in which the sales are made.

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

We have entered into a month to month lease for warehousing facilities with Storage Post in Long Island City, New York. Our current monthly payment is $267. This facility has the capacity to store up to 10,000,000 kits.

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

Liquidity and Capital Resources

As of May 31, 2007, we had cash of $387 as compared to $2,805 at May 31, 2006. Our current cash balance as of August 28, 2007 is approximately $2,510. As of May 31, 2007, net cash used by operating activities aggregated $59,225. Based upon our current cash reserves and forecasted operations, we believe that we will need to obtain at least $500,000 in outside funding to implement our plan of operation over the next twelve months. Based on our current cash balance, management believes that we can satisfy our cash requirements for the next three months. Our officers, directors and affiliates have indicated their preparedness to fund our business until we are able to generate sufficient sales to fund our operations. However, there are no formal or written agreements with respect to the advance of funds to the Company by our officers, directors and affiliates for payment of said costs. Accordingly, our officers, directors and other affiliates are not legally bound to provide funding to us. Because of our limited operations, if our officers and directors do not pay for our expenses, we will be forced to obtain funding. We currently do not have any arrangements to obtain additional financing from other sources. In view of our limited operating history, our ability to obtain additional funds is limited. Additional financing may only be available, if at all, upon terms which may not be commercially advantageous to us.

The working capital (deficiency) at May 31, 2007 was $268,498 as compared to a working capital (deficiency) of $153,707 at May 31, 2006. These factors create substantial doubt about our ability to continue as a going concern. The recovery of assets and the continuation of future operations are dependent upon our ability to obtain additional debt or equity financing and our ability to generate revenues sufficient to continue pursuing our business purpose.

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

We incurred net losses of $817,217 and $101,764 for the years ended May 31, 2006 and 2007, respectively. As of May 31, 2007 we have a working capital deficit of $268,498. Because of these conditions, we will require additional working capital to develop our business operations. We have not achieved profitability and we can give no assurances that we will achieve profitability within the foreseeable future, as we fund operating and capital expenditures, in such areas as sales and marketing and research and development. We cannot assure investors that we will ever achieve or sustain profitability or that our operating losses will not increase in the future. If we continue to incur losses, we will not be able to fund any of our sales and marketing and research and development activities, and we may be forced to cease our operations. If we are forced to cease operations, investors will lose the entire amount of their investment.

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

In their report dated August 28, 2007, our independent auditors stated that our financial statements for the year ended May 31, 2007 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of recurring losses from operations and cash flow deficiencies since our inception. We continue to experience net losses. Our ability to continue as a going concern is subject to our ability to generate revenues sufficient to continue pursuing our business purposes and obtain additional debt or equity financing from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. If we are unable to continue as a going concern, you may lose your entire investment.

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

Risks Related to Our Common Stock

THERE IS A LIMITED PUBLIC MARKET FOR OUR COMMON STOCK. FAILURE TO DEVELOP OR MAINTAIN A TRADING MARKET COULD NEGATIVELY AFFECT THE VALUE OF OUR SHARES AND MAKE IT DIFFICULT OR IMPOSSIBLE FOR SHAREHOLDERS TO SELL THEIR SHARES.

 In December, 2006, our common stock was approved for quotation on the OTC Bulletin Board under the symbol "SPNG." To date there is a limited trading market in our common stock on the OTC Bulletin Board. Failure to develop or maintain an active trading market could negatively affect the value of our shares and make it difficult for our shareholders to sell their shares or recover any part of their investment in us. The market price of our common stock may be highly volatile. In addition to the uncertainties relating to our future operating performance and the profitability of our operations, factors such as variations in our interim financial results, or various, as yet unpredictable factors, many of which are beyond our control, may have a negative effect on the market price of our common stock.

OUR CONTROLLING SHAREHOLDERS MAY EXERCISE SIGNIFICANT CONTROL OVER US DEPRIVING OTHER STOCKHOLDERS OF THE ABILITY TO ELECT DIRECTORS OR EFFECT OTHER CORPORATE ACTIONS, AND INVESTORS MAY NOT HAVE A VOICE IN OUR MANAGEMENT.

Our directors, executive officers and principal shareholders beneficially owned approximately 52.34% of the outstanding shares of our common stock. Our shareholders do not have cumulative voting rights with respect to the election of directors. If our principal shareholders vote together, they could effectively elect all of our directors.

OUR COMMON STOCK IS SUBJECT TO THE "PENNY STOCK" RULES OF THE SEC AND THE TRADING MARKET IN OUR SECURITIES IS LIMITED, WHICH MAKES TRANSACTIONS IN OUR COMMON STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF AN INVESTMENT IN OUR STOCK.

The Securities and Exchange Commission has adopted Rule 3a51-1 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires:

- that a broker or dealer approve a person's account for transactions in penny stocks; and

- the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

- obtain financial information and investment experience objectives of the person; and

- make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

- sets forth the basis on which the broker or dealer made the suitability determination; and

- that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

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

Item 8B. Other Information.

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The following table sets forth certain information regarding our current Executive Officers, Directors and Key Employees:

Name	Age	Position	Since
Michael Metter*	55	President,
		Chief Executive Officer,
		Director	5/2001

Steven Moskowitz*	43	Secretary, Treasurer
		Chief Financial Officer
		and Director	6/1999

Frank Lazauskas	47	Director	7/2001

* Michael Metter and Steven Moskowitz are promoters of Spongetech. In addition, RM Enterprises International, Jerome Schlanger and Michael Sorrentino were our promoters.

Background of Officers and Directors

Michael Metter has been President, Chief Executive Officer and a Director since May 2001. Mr. Metter has served as President of RM Enterprises International, Inc., our majority stockholder, since April, 2001, and as its Chief Executive Officer since March 2, 2004. He has been a director of Western Power and Equipment Corp. (OTCBB) since February 2003. Since June 2002, Mr. Metter has served as President and Chief Executive Officer of BusinessTalkRadio.net, a syndicated radio network based in Greenwich, Connecticut. Since June 2003, he has been chairman of the board of Tiburon Capital Group and DL Investments, Inc. both of which are privately held holding investment corporations. He has served since May 2000 as Vice-President ERC Corp., a privately held marketing consultant. He was compliance director of Security Capital Trading, Inc., a securities broker-dealer, from October 1998 to February 2001. Mr Metter was also a principal at Madison Capital from September 1997 to October 1998. On April 19, 2001, Mr. Metter filed a petition in personal bankruptcy in the District of Connecticut, Bridgeport Division, and was discharged on December 14, 2001. Mr. Metter received his MBA in Finance in 1975 and his B.A. in Marketing and Accounting in 1973 from Adelphi University.

Steven Moskowitz has been Secretary, Treasurer and a Director since June 1999. In February 2006, Mr. Moskowitz was appointed to serve as our Chief Financial Officer. Mr. Moskowitz has served as a director of RM Enterprises International, Inc. since April 2001, and as its Secretary since March 2, 2004. He has been a director of Western Power and Equipment Corp. (OTCBB) since February 11, 2003. Since June 2003, he has been director of Tiburon Capital Group, a privately held holding corporation, and since May 2000, he has served as Vice President of ERC Corp., a privately-held marketing consultant. He served as Vice President, Marketing and Business Development for H. W. Carter & Sons, a distributor of children's clothing, from 1987 to 2002. He was President of the H. W. Carter & Sons division of Evolutions, Inc. from 1996 to 1997. Mr. Moskowitz served in various capacities at Smart Style Industries, a manufacturer and distributor of children's apparel, from 1986 to 1987 from sales assistant to Vice President Sales and Marketing. Mr. Moskowitz also serves as a Director of National Stem Cell, Inc. (NHGI.PK) since January 2007. He received his B.S. in Management from Touro College in 1986.

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

Code of Ethics

We have adopted our Code of Ethics and Business Conduct for Officers, Directors and Employees that applies to all of our executive officers and directors. Upon request, we will provide to any person without charge a copy of our Code of Ethics. Any such request should be made to the Company, The Empire State Building, 350 Fifth Avenue, Suite 2204, New York, New York 10118, Attention: Steven Moskowitz. A copy of our Code of Ethics is also attached to this

Item 10. Executive Compensation.

The following table sets forth information concerning the total compensation that we have paid or that has accrued on behalf of our chief executive officer and other executive officers with annual compensation exceeding $100,000 during the years ended May 31, 2007 and 2006.

Name and Principal Position	Year	Salary ($) (1)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Michael Metter	2007	-	-	-	-	-	-	-	-
Chief Executive Officer	2006	-	-	-	-	-	-	-	-
and Director

Steven Moskowitz	2007	-	-	-	-	-	-	-	-
Chief Financial Officer	2006	-	-	-	-	-	-	-	-

Outstanding Equity Awards at Fiscal Year-End Table.

No options awards or stock awards were made to the named executive officers during fiscal year ended May 31, 2007.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table shows information with respect to each equity compensation plan under which our common stock is authorized for issuance as of the fiscal year ended May 31, 2007.
EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-0-	-0-	7,500,000

Equity compensation plans not approved by security holders	-0-	-0-	-0-

Total	-0-	-0-	7,500,000

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information, as of May 31, 2007, with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name of Beneficial Owners	Common Stock Beneficially Owned (1)(2)	Percentage of Common Stock (1)(2)
RM Enterprises International, Inc. (3)	908,000	1.94%
c/o Spongetech Delivery Systems
The Empire State Building
New York, New York 10118

The Rubin Family Irrevocable Stock Trust (4)
25 Highland Boulevard
Dix Hills, New York 11746	7,377,667	15.75%

Michael Metter (3)(5)
One Tinker Lane
Greenwich, CT 05830	7,311,000	15.61%

Steven Moskowitz (3)(6)
c/o Spongetech Delivery Systems
The Empire State Building
New York, New York 10118	6,134,333	13.09%

Frank Lazaukas (3)
51 Niagara Street
Newark, New Jersey 07105	5,576,002	11.90%

All named executive officers and directors as a group (3 persons )	6,931,660	7.9%
	17,205,335	36.73%

(1) Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Unless otherwise indicated below, the persons and entity named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Under rules adopted by the SEC, shares of common stock issuable pursuant to warrants or options or upon conversion of convertible securities, to the extent such warrants or options or convertible securities are currently exercisable or convertible within 60 days of the date of August 28, 2007, are treated as outstanding for computing the percentage of the person holding such securities but are not treated as outstanding for computing the percentage of any other person.

(2) The percentage of beneficial ownership is based on 46,842,406 shares of our common stock outstanding as of the date of the prospectus.

(3) Includes 640,000 shares of our common stock owned by Flo Weinberg, Inc., a wholly-owned subsidiary of RM Enterprises International. The control persons of RM Enterprises International are Michael Metter, Steven Moskowitz and Frank Lazauskas, all of whom are directors of RM Enterprises International.

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

(6) Includes 4,681,333 shares of our common stock held by the Steven and Mindy Moskowitz Trust.

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

The control persons and beneficial owners of RM Enterprises International are Michael Metter, Steven Moskowitz and Frank Lazauskas, all of whom are directors of RM Enterprises International.Jerome Schlanger was Treasurer and a director of RM Enterprises until his resignation as of March 3, 2004. On July 15, 2002, under the name of RSI Enterprises, we entered into a stock exchange agreement with Nexgen Acquisitions under which we became a wholly-owned subsidiary. Our then sole stockholder, RM Enterprises, received 12,000,000 shares of the common stock of Nexgen Acquisitions VIII and became its majority stockholder. Guy Cohen, as the owner of Nexgen Holdings, Inc., the parent of Nexgen Acquisitions was the promoter of Nexgen Acquisitions; and he received no additional consideration from us for his activities. Mr. Cohen, on November 22, 2004, transferred his interest in Nexgen Holdings to The Rubin Family Irrevocable Stock Trust.

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

Item 27. Exhibits

3.1	Certificate of Incorporation of Nexgen VIII, Inc. (Previously filed as an exhibit to registration statement on Form SB-2 filed November 1, 2002)

3.2	Certificate of Amendment of Nexgen VIII, Inc. changing name to Spongetech Delivery Systems, Inc. (Previously filed as an exhibit to registration statement on Form SB-2 filed November 1, 2002)

3.3	By-Laws of Spongetech Delivery Systems, Inc. (Previously filed as an exhibit to registration statement on Form SB-2 filed November 1, 2002)

3.4	Certificate of Incorporation of Romantic Scents, Inc. (filed as an exhibit to first amendment to registration statement on Form SB-2 filed January 13, 2003)

3.5	Certificate of Amendment changing name of Romantic Scents, Inc. to RSI Enterprises, Inc. (filed as an exhibit to first amendment to registration statement on Form SB-2 filed January 13, 2003)

3.7
Certificate of Amendment changing name of RSI Enterprises, Inc. to Spongetech Enterprises International, Inc. (filed as an exhibit to first amendment to registration statement on Form SB-2 filed January 13, 2003)

3.7	Certificate of Incorporation of Merger Sub, Inc. (filed as an exhibit to first amendment to registration statement on Form SB-2 filed January 13, 2003)

3.8	Merger Certificate between Spongetech Delivery Systems and Merger Sub, Inc. (filed as an exhibit to first amendment to registration statement on Form SB-2 filed January 13, 2003)

3.9
Merger Certificate between Spongetech Enterprises International, Inc. and Merger Sub, Inc. (Previously filed as an exhibit to first amendment to registration statement on Form SB-2 filed January 13, 2003)

3.10
Certificate of Amendment changing name of Merger Sub, Inc. to Spongetech Delivery Systems, Inc. (Previously filed as an exhibit to first amendment to registration statement on Form SB-2 filed January 13, 2003)

3.11	Amended and Restated Certificate of Incorporation of Spongetech Delivery Systems, Inc. (Previously filed as an exhibit to the Company’s 10-QSB filed on April 16, 2007)

4.1	Specimen Certificate of Common Stock (Previously filed as an exhibit to registration statement on Form SB-2 filed November 1, 2002)

4.2	Warrant Certificate (Previously filed as an exhibit to second amendment to registration statement on Form SB-2 filed April 11, 2003)

4.3	Warrant Agreement with Colebrook, Inc. and Olde Monmouth Stock Transfer Co., Inc. (Previously filed as an exhibit to second amendment to registration statement on Form SB-2 filed April 11, 2003)

4.4	Oral Understanding with Dicon (Previously filed as an exhibit to fourth amendment to registration statement on Form SB-2 filed January 12, 2004)

4.5	The Spongetech Delivery Systems, Inc. 2007 Incentive Stock Plan*

10.1	Stock Purchase Agreement by and among Nexgen Acquisitions VIII, Inc., RM Enterprises International, Inc. and RSI Enterprises, Inc.(1)

10.2
Stock Purchase Agreement by and between Spongetech Delivery Systems, Inc. and Colebrook, Inc. (Previously filed as an exhibit to first amendment to registration statement on Form SB-2 filed January 13, 2003)

10.3	Extension of debt letter by Romantic Moments, Inc. dated August 15, 2002 (Previously filed as an exhibit to third amendment to registration statement on Form SB-2 filed July 8, 2003)

10.4	Factoring Agreement with Westgate (Previously filed as an exhibit to third amendment to registration statement on Form SB-2 filed July 8, 2003)

10.5	Agreement with Paradigm (Previously filed as an exhibit to fifth amendment to registration statement on Form SB-2 filed March 15, 2004)

10.6	Short Form Spot Production Agreement dated June 13, 2007*

14.1	Code of Ethics*

31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act*

31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act*

32.1	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code*

32.2	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code*

* Filed herewith

Item 14. Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountants for the audit of our financial statements, for the reviews of the financial statements included in our annual report on Form 10-KSB, and for other services normally provided in connection with statutory filings were $20,000 and $18,000 for the years ended May 31, 2007 and May 31, 2006, respectively.

Audit Related Fees

We incurred fees of $0and $0 for the years ended May 31, 2007 and May 31, 2006, respectively, for professional services rendered by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and not included in "Audit Fees."

All Other Fees

We did not incur any other fees for professional services rendered by our principal accountants during the years ended May 31, 2007 and May 31, 2006.

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

Signature	Title	Date

President, Chief Executive Officer
/s/ Michael L. Metter	and Director	August 29, 2007
Michael L. Metter

Chief Financial Officer, Principal Accounting
/s/ Steven Moskowitz	Officer, Secretary and Director	August 29, 2007
Steven Moskowitz

/s/ Frank Lazauskas	Director	August 29, 2007
Frank Lazauskas

INDEX TO FINANCIAL STATEMENTS

Part 1 -   Financial Information

Page

Item 1 - Financial Statements

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheet as of May 31, 2007	F-3

Statements of Operations for the years ended May 31, 2007 and 2006	F-4

Statements of Changes in Shareholders’ Deficiency for the years ended May 31, 2007 and 2006	F-5

Statements of Cash Flows for the years ended May 31, 2007 and 2006	F-6

Notes to Financial Statements	F-7- F-11

 DRAKEFORD & DRAKEFORD, LLC

CERTIFIED PUBLIC ACCOUNTANTS

 New York, New York

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of
SPONGETECH DELIVERY SYSTEMS, INC.

We have audited the balance sheet of SPONGETECH DELIVERY SYSTEMS, INC. as of May 31,2007, and the related statements of operations, changes in shareholders’ equity (deficiency), and cash flows for the years ended May 31, 2007 and 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SPONGETECH DELIVERY SYSTEMS, INC., as of May 31, 2007 and the results of its operations and its cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Drakeford & Drakeford, LLC

New York, New York
August 28, 2007

SPONGETECH DELIVERY SYSTEMS, INC.

BALANCE SHEET

May 31, 2007

ASSETS

Current Assets

Cash	$387
Total current assets	387

Property and equipment	19,979

Intangible assets	90,000

Total assets	$110,366

LIABILITIES AND SHAREHOLDERS' (DEFICIENCY)

Current Liabilities

Accounts payable	$188,333
Accrued expenses	78,952
Income taxes payable	1,600
Total current liabilities	268,885

Total long-term liabilities	0
Total liabilities	268,885

Shareholders' Equity (Deficiency)
Common stock, $.001 par value;
Authorized 200,000,000 shares;
issued and outstanding 46,842,406
shares as of May 31, 2007	46,843
Preferred stock $.001 par value;
Authorized 20,000,000 shares;
no shares issued and outstanding	0
Additional paid-in capital	3,447,356
Deficit	(3,652,718)

Total shareholders' (deficiency)	(158,519)
Total liabilities and
and shareholders’ (deficiency)	$110,366

See notes to financial statements.

SPONGETECH DELIVERY SYSTEMS, INC.
STATEMENTS OF OPERATIONS

	For the
	years ended
	May 31,
	2007	2006

Sales	$55,112	$12,859

Cost of goods sold	38,898	4,320
Gross profit	16,214	8,539

Operating expenses
Selling	0	0
General and
Administrative
expenses	829,147	106,019
Depreciation expense	4,284	4,284

Total operating expenses	833,431	110,303

Loss before provision
for income taxes	(817,217)	(101,764)

Other income and expenses
Interest expense	0	0
Total other income and
expense	0	0

Net loss	$(817,217)	$(101,764)

Basic and diluted (loss) per
common stock

Net loss per share -
basic and diluted	$(.02)	$(.00)

Weighted average common
shares outstanding	40,348,016	33,793,626

See notes to financial statements.

SPONGETECH DELIVERY SYSTEMS, INC.
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(DEFICIENCY)
For The Years Ended May 31, 2007 and 2006

		Additional		Common	Total Shareholders'
	Number of	Capital	Paid-In	Stock	Equity
	Shares	Stock	Capital	Subscribed	Deficit	(Deficiency)
Balance-
May 31, 2005	33,733,626	$33,734	$2,614,323	$0	$(2,733,737)	$	(85,680)

Issuance of common
stock for services	120,000	120	33,617				33,737

Net loss for the
year ended
May 31, 2006					(101,764)		(101,764)
Balance-
May 31, 2006	33,853,626	$33,854	$2,647,940	$0	$(2,835,501)		$(153,707)

Rescission offer
Rejected	219,000	219	1,971				2,190

Issuance of shares
for consulting fees	2,830,000	2,830	538,170				541,000

Issuance of shares
for legal fees	400,000	400	39,600				40,000

Issuance of shares
in payment of
informercial film
production	9,000,000	9,000	81,000				90,000

Issuance of shares
for loan payments	539,780	540	138,675				139,215

Net loss for the
year ended
May 31, 2007					(817,217)		(817,217)

Balance-
May 31, 2007	46,842,406	$46,843	$3,447,356	$0	$(3,652,718)		$(158,519)

See notes to financial statements.

SPONGETECH DELIVERY SYSTEMS, INC.
STATEMENTS OF CASH FLOWS

	For the years
	ended May 28,
	2007	2006

Operating Activities:
Net loss	$(817,217)	$(101,764)
Adjustments to reconcile net loss to
net cash provided by (used in)
Operating activities:
Depreciation	4,284	4,284
Issuance of shares of common stock
in consideration for:
consulting fees	541,000	33,737
legal fees	40,000	0
loan repayments	139,215	0
Changes in operating assets and
Liabilities:
Inventory	1,659	(201)
Accounts receivable	9,885	(9,094)
Accounts payable and accrued
expenses	155,256	12,366
Due to notes and related parties	(133,307)	62,000

Net cash provided (used) in
operating activities	(59,225)	1,328
Investing Activities:

Net cash used in investing
activities
	0	0

Financing Activities:
Officer loans	10,916	0
Loan payable	45,891	0
Net cash provided by
financing activities	56,807	0

Net increase (decrease) in cash	(2,418)	1,328

Cash - beginning	2,805	1,477
Cash - end	$387	$2,805

Supplemental Information:
Interest paid	$0	$0
Income taxes paid	$0	$0
Noncash Transactions:
Issuance of common stock-
Intangible asset	$90,000	$0

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

Basis of Presentation / Going Concern

The financial statements have been prepared for purposes of registration with the Securities and Exchange Commission ("SEC"), and have been prepared in in accordance with auditing standards of the Public Company Accounting Oversight Board (United States) which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses in recent years, current liabilities exceed current assets, and total liabilities exceed total assets.The Company has incurred losses since inception and expect to incur losses for the foreseeable future. For the fiscal year ended May 31,2007 the Company incurred net losses of $817,217. As of May 31, 2007 the Company had an accumulated deficit of $3,652,718 and a working capital deficiency of $268,498. These factors raise substantial doubt about the Company's ability to continue as a going concern. The recovery of assets and continuation of future operations are dependent upon the Company's ability to obtain additional debt or equity financing and its ability to generate revenues sufficient to continue pursuing its business purposes. The Company is actively pursuing financing to fund future operations.

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

Advertising Costs

Advertising costs are expensed as incurred. For the years ended May 31, 2007 and 2006, advertising costs totaled $0 and $0, respectively.

Shipping and Handling Costs

Shipping and handling costs are included in selling expenses. For the years ended May 31, 2007 and 2006, shipping and handling costs totaled $0 and  $0 respectively.

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

Recent Accounting Pronouncements

New accounting statements issued, and adopted by the Company, include the following:

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and establishes guidelines for recognition and measurement of a tax position taken or expected to be taken in a tax return. We are currently evaluating the impact on our consolidated financial statements of this standard, which will become effective on June 1, 2007.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. We are currently evaluating the impact on our consolidated financial statements of FAS 157, which will become effective for us on June 1, 2008.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132R)”, which will require employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements. Under past accounting standards, the funded status of an employer’s postretirement benefit plan (i.e., the difference between the plan assets and obligations) was not always completely reported in the balance sheet. Past standards only required an employer to disclose the complete funded status of its plans in the notes to the financial statements. SFAS No. 158 applies to plan sponsors that are public and private companies and nongovernmental not-for-profit organizations. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006, for entities with publicly traded equity securities, and at the end of the fiscal year ending after June 15, 2007, for all other entities. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company does not expect that the adoption of SFAS No. 158 will have a significant impact on the consolidated results of operations or financial position of the Company.

In February 2007, FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 applies to all entities, including not-fot-profit organizations. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 applies to all available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. This statement is effective as of the beginning of each reporting entity’s first fiscal year that begins after November 15, 2007.

2 - Property and Equipment

Property and equipment is summarized as follows:

	Estimated
	Useful Lives	May 31,
	Years	2007

Furniture and fixtures	5 - 10	$761
Machinery and equipment	5 - 10	17,828
Molds	5 - 10	38,312

		56,901

Less: Accumulated depreciation		36,922

		$19,979

Depreciation expense for the years ended May 31, 2007 and 2006 was $4,284, respectively.

3 - Accounts payable consist of the following:

May 31,
2007

Product development (Packaging & mold
Development)	$175,967
No Related Party
Other	12,366

Total	$188,333

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

5 - Deferred Income Taxes

At May 31, 2007 and May 31, 2006, the Company had approximately $3,652,718 and $2,835,501 respectively, of net operating loss carryforwards available, which expire in various years through May 31, 2022. The significant component of the Company's deferred tax asset as of May 31, 2007 and May 31, 2006 is as follows:

	May 31,	May 31,
	2007	2006

Non-Current
Net operating loss carryforwards	$3,652,718	$2,835,501

Valuation allowance for
deferred tax asset	(3,652,718)	(2,835,501)

	$-	$-

SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax asset will not be realized. At May 31, 2007 and May 31, 2006, a valuation allowance for the full amount of the net deferred tax asset was recorded.

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

7 - Common Stock Issuances

Common Stock Subject to Rescission Rights:

As of May 31, 2002, the Company re-classified a total of 219,000 shares of common stock aggregating $2,190 in value or $.01 per share sold through a private placement, which management has determined have rescission rights, outside of stockholders’ equity (deficit), as the redemption features were not within the control of the Company. The Company intended to retire all shares held by the shareholders who accept the rescission offer. AS of August 2006, all of the shareholders have elected to reject the rescission offer and desired
To retain their respective share.

On April 27, 2006 the Company issued 120,000 shares of common stock for legal services at a value of $.28 per share.

In February, 2007, the Company issued an aggregate of 2,580,000 shares of common stock valued at $516,000 or $.20 per share in consideration for consulting services.

In the fourth quarter ended May 31, 2007, the Company issued an aggregate of 400,000 shares of common stock valued at $ 40,000 or $.10 per share in consideration of legal services. Also, in the fourth quarter ended May 31, 2007, the Company issued an aggregate of 9,000,000 shares of common stock to RM Enterprises, Inc. in consideration for a payment of $90,000 for the production costs of an infomercial valued at $90,000 or $.01 per share. The Company issued an aggregate of 539,780 shares of common stock to RM Enterprises,Inc. and Mr. Steven Moskowitz with a value of $139,215 or $.26 per share in consideration for the repayment of loans to the Company and expenses paid on behalf of the Company.

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