Form 10QSB
period 2007-08-31
SPONGETECH DELIVERY SYSTEMS INC
filed 2007-10-15
CIK 1201251

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                 for the quarterly period ended August 31, 2007

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 Commission file No. 333-123015

                        Spongetech Delivery Systems, Inc.
                        ---------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                     54-2077231
----------------------------             ---------------------------------------
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

As of October 12, 2007, the Company had 58,842,406 shares of common stock issued and outstanding.

                        Spongetech Delivery Systems, Inc.
                                   Form 10-QSB
                         For the Quarterly period ended
                                 August 31, 2007

                                TABLE OF CONTENTS

                                                                                                   Page
PART I - FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements.

         Balance Sheets as of  August 31, 2007 (Unaudited) and May 31, 2007                          3
         Statements of Operations for the Three Months ended August 31, 2007 and 2006 (Unaudited)    4
         Statements of Changes in Stockholders' Deficiency  for the  years ended May 31, 2001
         through 2007 and for the three months ended August 31, 2007 (Unaudited)                     5
         Statements of Cash Flows for the three months ended August 31, 2007 and 2006
         (Unaudited)
                                                                                                     7
         Notes to Unaudited Financial Statements                                                     8
Item 2.  Management's Discussion and Analysis                                                       12
Item 3.  Controls and Procedures                                                                    16

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings                                                                          16
Item 2.  Changes in Securities                                                                      16
Item 3.  Defaults Upon Senior Securities                                                            16
Item 4.  Submission of Matters to a Vote of Security Holders                                        16
Item 5.  Other Information                                                                          16
Item 6.  Exhibits                                                                                   17

Item 1. Financial Statements


                        SPONGETECH DELIVERY SYSTEMS, INC.

                                 BALANCE SHEET

                                                  August 31,     May 31,
                                                     2007         2007
                                                 (Unaudited)

                                     ASSETS
Current Assets
   Cash                                          $   2,549    $      387
   Accounts receivable                              59,304             0
                                                   -------      --------
         Total current assets                       61,853           387
                                                   -------      --------

Property and equipment                              18,908        19,979
                                                   -------      --------

Intangible assets                                  113,663        90,000
                                                   -------      --------

                                                   -------      --------
Total assets                                     $ 194,424     $ 110,366
                                                   =======     =========

                   LIABILITIES AND SHAREHOLDERS' (DEFICIENCY)

Current Liabilities
   Accounts payable                               $ 192,728   $  188,333
   Accrued expenses                                  81,452       78,952
   Loan payable                                      87,424            0
   Income taxes payable                               1,600        1,600
                                                   --------    ---------
   Total current liabilities                        363,204      268,885

   Total long-term liabilities                            0            0
                                                   --------    ---------
Total liabilities                                   363,204      268,885
                                                   --------     --------
Shareholders' Equity (Deficiency)
   Common stock, $.001 par value;
     Authorized 200,000,000 shares;
     issued and outstanding 46,842,406
     shares as of August 31, 2007 and
     May 31, 2007, respectively                      46,843       46,843
   Preferred stock $.001 par value;
     Authorized 20,000,000 shares;
     no shares issued and outstanding                     0            0
   Additional paid-in capital                     3,447,356    3,447,356
   Deficit                                       (3,662,979)  (3,652,718)
                                                  ---------   ----------

 Total shareholders' (deficiency)                  (168,780)    (158,519)
                                                  ---------   ----------
Total liabilities and shareholders' (deficiency)  $ 194,424    $ 110,366
                                                  ==========  ==========


                       See notes to financial statements.

                        SPONGETECH DELIVERY SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                                           For the three
                                                            months ended
                                                              August 31,
                                                         --------------------
                                                          2007          2006
                                                          -----        -----


Sales                                                   $ 64,076    $  11,295

Cost of goods sold                                        13,566        4,639
                                                        --------    ---------
Gross profit                                              50,510        6,656
                                                        --------    ---------

Operating expenses
  General and
   Administrative
   expenses                                               56,786        8,263
  Depreciation and amortization expense                    3,985        1,071
                                                        --------   ----------

Total operating expenses                                  60,771        9,334
                                                        --------    ---------


Net loss                                               $ (10,261)   $ ( 2,678)
                                                        =========     ========

Basic and diluted (loss) per
   common stock

Net loss per share -
   basic and diluted                                    $    (.00)   $   (.00)


Weighted average common
   shares outstanding                                  46,842,406   34,072,626



                       See notes to financial statements.

                        SPONGETECH DELIVERY SYSTEMS, INC.
                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (DEFICIENCY)
         For The Years Ended May 31, 2001 through 2007 and Three Months
                       Ended August 31, 2007 (Unuaudited)

                                                                             Total
                                  Additional             Common           Shareholders'
                       Number of    Capital   Paid-In     Stock             Equity
                        Shares      Stock     Capital  Subscribed     Deficit   (Deficiency)
                       ---------   -------  ---------- -----------  ----------- -----------
Balance -
June 1,2000           12,000,000   $12,000    $  -      $  -        $ (52,200)   $ (40,200)

Net loss for year
 ended May 31, 2001
                             -        -          -                   (198,318)    (198,318)
                     ----------   --------    -------  ---------    ----------    ---------
                      12,000,000    12,000        -         -        (250,518)    (238,518)

Contributions             -            -      105,100                     -        105,100
                      ----------   --------    -------    -------    --------     ---------
Balance -
 May 31, 2001         12,000,000    12,000    105,100      -         (250,518)    (133,418)

Contributions           -            -         86,943                  -            86,943

Reclassification of
 common stock subject
 to rescission rights   (219,000)     (219)    (1,971)                              (2,190)

Net loss for year ended
   May 31, 2002          -            -           -                  (102,477)    (102,477)
                      ----------   -------     -------   --------   ---------    ----------
Balance-
May 31, 2002(restated)11,781,000    11,781    190,072      -         (352,995)    (151,142)

Issuance of
  common stock         6,985,000     6,985     (1,595)                   -           5,390
Value of services
   contributed by
   officers             -           -          58,500                    -          58,500
Net loss for the
 year ended
 May 31, 2003                                                         (265,517)   (265,517)
                      ----------   --------  ---------  --------     ----------  ----------
Balance -
May 31, 2003(restated)18,766,000  $ 18,766  $ 246,977      -          $(618,512) $(352,769)

Common stock subscribed                                   526,814                  526,814

Net loss for the
 year ended
 May 31, 2004                                                        (2,056,526)(2,056,526)
                     -----------   --------  ---------  ---------   ----------- ----------
Balance -
May 31, 2004(restated)18,766,000  $ 18,766   $246,977    $526,814   $(2,675,038)$(1,882,481)


Issuance of stock
 for debt & service   14,967,626    14,968  2,367,346    (526,814)                1,855,500

                        SPONGETECH DELIVERY SYSTEMS, INC.
                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (DEFICIENCY)
         For The Years Ended May 31, 2001 through 2007 and Three Months
                       Ended August 31, 2007 (Unuaudited)

                                                                             Total
                                  Additional             Common           Shareholders'
                       Number of    Capital   Paid-In     Stock             Equity
                        Shares      Stock     Capital  Subscribed     Deficit   (Deficiency)
                       ---------   -------  ---------- -----------  ----------- -----------
Net loss for
The year ended
 May 31, 2005                                                          (58,699)    (58,699)
                     ----------   --------   ---------  --------    -----------  ----------
Balance-
May 31, 2005(restated)33,733,626  $ 33,734  $2,614,323   $      0   $(2,733,737) $( 85,680)


Issuance of common
 stock for services      120,000       120      33,617                              33,737

Net loss for the
 year ended
 May 31, 2006                                                          (101,764)
(101,764)
                     -----------  --------   ---------   --------    -----------  ---------
Balance-
May 31, 2006          33,853,626  $ 33,854  $2,647,940   $      0   $(2,835,501) $(153,707)

Rescission offer
  Rejected               219,000       219       1,971                               2,190

Issuance of shares
  for consulting fees  2,830,000     2,830     538,170                             541,000

Issuance of shares
  for legal fees         400,000       400      39,600                              40,000

Issuance of shares
  in payment of
  informercial film
  production           9,000,000     9,000      81,000                              90,000

Issuance of shares
  for loan payments      539,780       540     138,675                             139,215

Net loss for the
 year ended
 May 31, 2007                                                          (817,217)  (817,217)
                     -----------  --------   ---------   --------    -----------  ---------

Balance-
May 31, 2007          46,842,406  $ 46,843  $3,447,356   $      0   $(3,652,718) $(158,519)

Net loss for the three
 months ended August
 31, 2007                                                               (10,261)   (10,261)
                     -----------  --------   ---------   --------    -----------  ---------
Balance-
August 31, 2007       46,842,406  $ 46,843  $3,447,356   $      0   $(3,662,979) $(168,780)
                     ===========  ========   =========   ========    ===========  =========



                       See notes to financial statements.

                        SPONGETECH DELIVERY SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                                         For the three
                                                    months ended August 31,
                                                    ----------------------
                                                        2007        2006
                                                    ----------   ---------

Operating Activities:
 Net loss                                            $( 10,261)  $( 2,678)
 Adjustments to reconcile net loss to
 net cash provided by (used in)
 Operating activities:
 Depreciation and amortization                           3,985
1,071
 Changes in operating assets and
   liabilities
   Accounts receivable                                 (59,304)
(1,410)
   Accounts payable and accrued
     expenses                                            6,895     (  112)
   Due to notes and related parties                     87,424        854
                                                      --------   --------

Net cash provided (used) in
 operating activities                                   28,739     (2,275)
                                                      --------  ---------
Investing Activities:

Net cash used in investing
 activities
   Purchase intangible assets                          (26,577)         0
                                                      --------    --------

Financing
Activities:

Net cash provided by
financing activities                                         0          0
                                                      --------    --------

Net decrease in cash                                     2,162     (2,275)

Cash - beginning                                           387      2,805
                                                       -------     -------
 Cash - end                                           $  2,549     $  530
                                                       =======     =======

Supplemental Information
   Interest paid                                      $     0   $       0
   Income taxes paid                                  $     0   $       0



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

     Basis of Presentation / Going Concern

     The financial statements have been prepared for purposes of registration with the Securities and Exchange Commission ("SEC"), and have been prepared in in accordance with auditing standards of the Public Company Accounting Oversight Board (United States) which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses in recent years, current liabilities exceed current assets, and total liabilities exceed total assets.The Company has incurred losses since inception and expect to incur losses for the foreseeable future. For the fiscal year ended May 31,2007 the Company incurred net losses of $817,217. As of August 31, 2007 the Company had an accumulated deficit of $3,662,979 and a working capital deficiency of $301,351. These factors raise substantial doubt about the Company's ability to continue as a going concern. The recovery of assets and continuation of future operations are dependent upon the Company's ability to obtain additional debt or equity financing and its ability to generate revenues sufficient to continue pursuing its business purposes. The Company is actively pursuing financing to fund future operations.


1 -  Summary of Significant Accounting Policies (Continued)

     Accounts Receivable

     Accounts receivable have been adjusted for all known uncollectible accounts. As of August 31, 2007 and May 31, 2007 there were no doubtful accounts.

     Inventories

     Finished products inventories are carried at cost, principally first-in, first-out, but not in excess of market. As of August 31, 2007 and May 31, 2007, there were no inventories.

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

     Advertising Costs

     Advertising costs are expensed as incurred. For the three months ended August 31, 2007 and 2006, advertising costs totaled $34,145 and $0, respectively.

     Shipping and Handling Costs

     Shipping and handling costs are included in selling expenses. For the three months ended August 31, 2007 and 2006, shipping and handling costs totaled $0 and $0 respectively.

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

     Recent Accounting Pronouncements

     New accounting statements issued, and adopted by the Company, include the following:

     In February 2007, FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities". SFAS No. 159 amends SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. SFAS No. 159 applies to all entities, including not-fot-profit organizations. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 applies to all available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. This statement is effective as of the beginning of each reporting entity's first fiscal year that begins after November 15, 2007.

2 -  Property and Equipment

     Property and equipment is summarized as follows:

                                Estimated
                              Useful Lives   August 31,         May 31,
                                 Years         2007              2007
                             ------------   -----------       ---------

     Furniture and fixtures     5 - 10       $    761          $    761
     Machinery and equipment    5 - 10         17,828            17,828
     Molds                      5 - 10         38,312            38,312
                                             --------           -------

                                               56,901            56,901

     Less:  Accumulated depreciation           37,993            36,922
                                              --------          -------

                                             $ 18,908          $ 19,979
                                             ========          ========

     Depreciation expense for the three months ended August 31, 2007 and 2006 was $1,071 and $1,071, respectively.

3 -  Accounts payable and accrued expenses consist of the following:

                                  August 31,       May 31,
                                     2007           2007
                                ------------    ------------

 Product development (Packaging
   & mold Development)            $ 180,362      $ 175,967    No Related Party
 Other                               12,366         12,366
                                  ---------      ---------

   Total                          $ 192,728      $ 188,333
                                  =========      =========

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

     For the three months ended August 31, 2007, RM Enterprises, a related party, loaned the Company $87,424 for operating expenses and for the purchase of the additional infomercial. (See note-7 for details)

5 -  Deferred Income Taxes

     At August 31, 2007 and May 31, 2007, the Company had approximately $3,662,979 and $3,652,718 respectively, of net operating loss carryforwards available, which expire in various years through May 31, 2022. The significant component of the Company's deferred tax asset as of August 31,2007 and May 31, 2007 is as follows:

                                                  August 31,       May 31,
                                                     2007           2007
                                                 ------------   -----------
Non-Current
  Net operating loss carryforwards                $3,662,979     $3,652,718

Valuation allowance for
  deferred tax asset                              (3,662,979)    (3,652,718)
                                                   ---------     ---------

                                                  $       -      $       -
                                                   =========     =========

     SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax asset will not be realized. At August 31, 2007 and May 31, 2007, a valuation allowance for the full amount of the net deferred tax asset was recorded.

6 -  Commitments and Contingencies

     Employment Contracts

     The Company is currently negotiating with two executives to establish employment contracts. No terms of these negotiations have been disclosed.


7 -  Intangible assets

     Intangible assets consists of infomercials at a cost of $ 116,577. The estimated useful life of five to ten years is being amortized on a straight-line basis. Amortization expense for the three months ended August 31, 2007 was $2,914.

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

To the extent that statements in the quarterly report is not strictly historical, including statements as to revenue projections, business strategy, outlook, objectives, future milestones, plans, intentions, goals, future financial conditions, future collaboration agreements, the success of the Company's development, events conditioned on stockholder or other approval, or otherwise as to future events, such statements are forward-looking, All forward-looking statements, whether written or oral, and whether made by or on behalf of the company, are expressly qualified by the cautionary statements and any other cautionary statements which may accompany the forward-looking statements, and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements contained in this quarterly report are subject to certain risks and uncertainties that could cause actual results to differ materially from the statements made. Other important factors that could cause actual results to differ materially include the following: business conditions and the amount of growth in the Company's industry and general economy; competitive factors; ability to attract and retain personnel; the price of the Company's stock; and the risk factors set forth from time to time in the Company's SEC reports, including but not limited to its annual report on Form 10-KSB; its quarterly reports on Forms 10-QSB; and any reports on Form 8-K. In addition, the company disclaims any obligation to update or correct any forward-looking statements in all the Company's annual reports and SEC filings to reflect events or circumstances after the date hereof.

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

Events and Uncertainties that are critical to our business

We have had limited operations and like all new businesses face certain uncertainties, including expenses, difficulties, complications and delays frequently encountered in connection with conducting operations, including capital requirements and management's potential underestimation of initial and ongoing costs. We have had little or no revenues since fiscal year 2003, our most recent year of active operations. In 2003, we sold an aggregate of 183,000 sponges to TurtleWax, which represented approximately 75% of our orders. These sales to TurtleWax resulted in net sales of approximately $291,000 during the year ended May 31, 2003. Our last sale to TurtleWax was in May 2003. We remain in contact with TurtleWax and continue to have discussions with them. We recently received an order for 33,700 kits from TurtleWax which we anticipate will be filled in December 2007. Also, there is no guarantee that we may be able to generate any interest in our product that will result in any sales in the future. While our sales are gradually increasing, there is no guarantee that we will be able to generate sufficient sales to make our operations profitable. We may continue to have little or no sales and continue to sustain losses in the future. If we continue to sustain losses we will be forced to curtail our operations and go out of business.

Our License Agreement with H.H. Brown Shoe Technologies, Inc.(d/b/a Dicon Technologies), a majority-owned subsidiary of Berkshire Hathaway, Inc., pursuant to which we license the right to use the technology related to hydrophilic sponges expired in December 2006. In addition, Dicon has closed its manufacturing operations. Dicon has advised us that it may continue to manufacture our products by outsourcing the production to its partners in the US and China. Currently, Dicon's partners are manufacturing our products. However, we have not entered into an agreement with Dicon or its partners for the manufacture of our products. We have also been contacted by the third parties that have purchased Dicon's equipment, however, we have not entered into any agreements with these parties for the manufacture of our products. There can also be no assurance that we will be able to enter into agreements with these parties on the same terms and conditions as our prior agreement with Dicon. We have entered into an oral agreement with Zanora Corp. of China to produce our products using encapsulation technology instead of technology relating to hydrophilic sponges. The lead time on products manufactured by Zanora Corp. is approximately 3-4 months. There is no assurance that we will be able to maintain sufficient inventory on hand to fulfill orders which require delivery in less than 3-4 months. If we are unable to delivery products to customers timely, we may lose these customers. Due to our limited operations, the loss of any one customer will have a significant effect on our business.

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

Results of Operations

Three Months ended August 31, 2007 and 2006

During the three months ended August 31, 2007, we had sales of $64,076 as compared to sales of $11,295 for the same period in 2006. Management attributes the increase in sales to our improved marketing campaign, including sales from our website. We had gross profit of $50,510 for the three months ended August 31, 2007 compared to $6,656 for the three months ended February 28, 2006.

Operating expenses for the three months ended August 31, 2007 were $60,771 as compared to $9,334 for the three months ended August 31, 2006. The increase of $51,437 is the result of an increase in selling general and administrative expenses for the period.

Net loss for the three months ended August 31, 2007 was $10,261 per share as compared to a net loss of $2,678 per share for the three months ended August 31, 2006. The increase in net loss was the result of a significant increase in general and administrative expenses for the three months ended August 31, 2007 compared to the three months ended August 31, 2006.

Plan of Operations

We had sales of $342,019 during the year ended May 31, 2003. Since that time, we have had minimal or no sales. Specifically, during the year ended May 31, 2007 and 2006, we had sales of $55,112 and $12,859 respectively. The main reason for the increase is our improved marketing campaign, including sales from our website. For the three months ended August 31, 2007, we had sales of $64,076. To date we have orders of approximately $10,755,250, which we anticipate will be filled by September 2008.

Our license agreement with H.H. Brown Shoe Technologies, Inc., (d/b/a Dicon Technologies), which owns the patent rights to the technology related to hydrophilic sponges expired in December 2006. In addition, Dicon has closed its manufacturing operations and sold off its equipment. Our products are currently being manufacture through Dicon who has outsourced the production to its partners in the US and China on an order per order basis. However, we have not entered into an agreement with Dicon or its partners for the manufacture of our products. We have also been contacted by the third parties that have purchased Dicon's equipment. However, we have not entered into any agreements with these parties for the manufacture of our products. There can also be no assurance that we will be able to enter into agreements with these parties on the same terms and conditions as our prior agreement with Dicon. We have entered into an oral agreement with Zanora Corp. of China, to produce our products using encapsulation technology instead of technology relating to hydrophilic sponges. The end-result is a product that is functionally the same as that manufactured using Dicon's patented hydrophilic technology. The lead time on products manufactured by Zanora Corp. is 3-4 months. There is no assurance that we will be able to maintain sufficient inventory on hand to fulfill orders which require delivery in less than 3-4 months. If we are unable to delivery products to customers timely, we may lose these customers. Due to our limited operations, the loss of any one customer will have a significant effect on our business.

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

_______________________

(1) Obtained from Cleanklink.com based upon study prepared and conducted by the Research Department of Trade Press Publishing Corporation, publisher of Sanitary Maintenance Magazine in conjunction with International Sanitary Supply Association. The report can be accesses by following this link:
http://www.cleanlink.com/industrystatistics/2004sanitaryreport.asp

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

We have entered into a month to month lease for warehousing facilities with Storage Post in Long Island City, New York. Our current monthly payment is $267. This facility has the capacity to store up to 10,000,000 kits of our products.

On June 13, 2007 we entered into a Short Form Spot Production Agreement with Immediate Capital Group, Inc. ("ICG"). Pursuant to the terms of the Agreement ICG has agreed to write, produce, and manage an infomercial to promote our wash and wax system. In addition to producing the infomercial, ICG has agreed to set up a dedicated website for our product. The Agreement will remain in effect for a period of 24 months from the date of the last airing of the infomercial in the US. We paid a one time production fee of $25,000 upon execution of the Agreement. We will also be responsible for all media costs, tape duplication and customization expenses associated with the airing of the infomercial. Further, we will be responsible for certain call center costs and for fulfillment and merchant processing fees. We have agreed to pay ICG royalties of 5% of gross worldwide sales (less any returns or uncollectible accounts) from orders obtained through the infomercial, the dedicated website or any other electronic media sales made as a result of the ICG's efforts. In addition, we agreed to pay royalties of 5% on all retail sales (less any returns or uncollectible accounts) for a period of twenty-four months after the infomercial ceases to air in the US.

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

Liquidity and Capital Resources

As of August 31, 2007, we had cash of $5,549 as compared to $530 at August 31, 2006. Our current cash balance as of October 12, 2007 is approximately $1,700. As of August 31, 2007, net cash used by operating activities aggregated $28,739. Based upon our current cash reserves and forecasted operations, we believe that we will need to obtain at least $500,000 in outside funding to implement our plan of operation over the next twelve months. Based on our current cash balance, management believes that we can satisfy our cash requirements for the next three months. Our officers, directors and affiliates have indicated their preparedness to fund our business until we are able to generate sufficient sales to fund our operations. However, there are no formal or written agreements with respect to the advance of funds to the Company by our officers, directors and affiliates for payment of said costs. Accordingly, our officers, directors and other affiliates are not legally bound to provide funding to us. Because of our limited operations, if our officers and directors do not pay for our expenses, we will be forced to obtain funding. We currently do not have any arrangements to obtain additional financing from other sources. In view of our limited operating history, our ability to obtain additional funds is limited. Additional financing may only be available, if at all, upon terms which may not be commercially advantageous to us.

The working capital (deficiency) at August 31, 2007 was $168,780 as compared to a working capital (deficiency) of $158,519 at August 31, 2006. These factors create substantial doubt about our ability to continue as a going concern. The recovery of assets and the continuation of future operations are dependent upon our ability to obtain additional debt or equity financing and our ability to generate revenues sufficient to continue pursuing our business purpose

Off-Balance Sheet Arrangements

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

Dated: October 15, 2007

                                           Spongetech Delivery Systems, Inc.

                                           By:  /s/ Michael L. Metter
                                                --------------------------------
                                                    Michael L. Metter
                                                    Chief Executive Officer


                                           By:  /s/ Steven Moskowitz
                                                --------------------------------
                                                    Steven Moskowitz
                                                    Chief Financial Officer