Form 10QSB
period 2007-11-30
SPONGETECH DELIVERY SYSTEMS INC
filed 2008-01-14
CIK 1201251

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended November 30, 2007

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
Yes ☐           No ☒

As of January 10, 2008, the Company had 111,842,406 shares of common stock issued and outstanding.

Spongetech Delivery Systems, Inc.
Form 10-QSB
For the Quarterly period ended
November 30, 2007

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements.
	Balance Sheets as of November 30, 2007 (Unaudited) and May 31, 2007	3
	Statements of Operations for the Six Months ended November 30, 2007 and 2006 (Unaudited)	4
	Statements of Changes in Stockholders’ Deficiency for the years ended May 31, 2001 through 2007 and for the six months ended November 30, 2007 (Unaudited)	6
	Statements of Cash Flows for the six months ended November 30, 2007 and 2006 (Unaudited)	8
	Notes to Unaudited Financial Statements	9
Item 2.	Management’s Discussion and Analysis	13
Item 3.	Controls and Procedures	16

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	16
Item 2.	Changes in Securities	16
Item 3.	Defaults Upon Senior Securities	16
Item 4.	Submission of Matters to a Vote of Security Holders	16
Item 5.	Other Information	16
Item 6.	Exhibits	17

Item 1. Financial Statements

SPONGETECH DELIVERY SYSTEMS, INC.

BALANCE SHEET

	November 30,	May 31,
	2007	2007
	(Unaudited)

ASSETS
Current Assets
Cash	$21,064	$387
Accounts receivable	116,815	0
Inventory	13,806	0
Prepaid inventory	196,338
Prepaid advertising	431,750	0
Total current assets	779,773	387

Property and equipment	17,486	19,979

Intangible assets	297,443	90,000

Total assets	$1,094,702	$110,366

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities
Accounts payable	$192,728	$188,333
Accrued expenses	78,952	78,952
Income taxes payable	1,600	1,600
Total current liabilities	273,280	268,885

Total long-term liabilities	0	0
Total liabilities	273,280	268,885
Shareholders' Equity (Deficiency)
Common stock, $.001 par value; Authorized 200,000,000 shares; issued and outstanding 88,842,406 shares as of November 30, 2007 and 46,842,406 shares as of May 31, 2007	88,843	46,843
Preferred stock $.001 par value; Authorized 20,000,000 shares; no shares issued and outstanding	0	0
Additional paid-in capital	4,386,890	3,447,356
Deficit	(3,654,311)	(3,652,718)

Total shareholders' equity (deficiency)	821,422	(158,519)
Total liabilities and shareholders’ equity (deficiency)	$1,094,702	$110,366

See notes to financial statements.

SPONGETECH DELIVERY SYSTEMS, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	For the six
	months ended
	November 30,
	2007	2006

Sales	$343,052	$11,316

Cost of goods sold	48,676	4,656
Gross profit	294,376	6,660

Operating expenses
General and Administrative expenses	287,648	91,260
Depreciation and amortization expense	8,321	2,142

Total operating expenses	295,969	93,402

Net loss	$(1,593)	$(89,742)

Basic and diluted (loss) per common stock

Net loss per share - basic and diluted	$(.00)	$(.00)

Weighted average common shares outstanding	60,842,406	34,072,626

See notes to financial statements.

SPONGETECH DELIVERY SYSTEMS, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	For the three
	months ended
	November 30,
	2007	2006

Sales	$278,976	$27

Cost of goods sold	35,110	17
Gross profit	243,866	10

Operating expenses
General and Administrative expenses	230,862	86,002
Depreciation and amortization expense	4,336	1,072

Total operating expenses	235,198	87,074

Net income (loss)	$8,668	$(87,064)

Basic and diluted income (loss) per common stock

Net income (loss) per share - basic and diluted	$.00	$(.00)

Weighted average common shares outstanding	67,842,406	34,072,626

See notes to financial statements.

SPONGETECH DELIVERY SYSTEMS, INC.
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(DEFICIENCY)
For The Years Ended May 31, 2001 through 2007 and Six Months
Ended November 30, 2007 (Unaudited)

					Total
		Additional		Common	Shareholders'
	Number of	Capital	Paid-In	Stock	Equity
	Shares	Stock	Capital	Subscribed	Deficit	(Deficiency)

Balance - June 1,2000	12,000,000	$12,000	$-	$-	$(52,200)	$(40,200)

Net loss for year ended May 31, 2001	-	-	-		(198,318)	(198,318)

	12,000,000	12,000	-	-	(250,518)	(238,518)

Contributions	-	-	105,100		-	105,100

Balance - May 31, 2001	12,000,000	12,000	105,100	-	(250,518)	(133,418)

Contributions	-	-	86,943		-	86,943

Reclassification of common stock subject to rescission rights	(219,000)	(219)	(1,971)			(2,190)

Net loss for year ended May 31, 2002	-	-	-		(102,477)	(102,477)
Balance- May 31, 2002(restated)	11,781,000	11,781	190,072	-	(352,995)	(151,142)

Issuance of common stock	6,985,000	6,985	(1,595)		-	5,390
Value of services contributed by officers	-	-	58,500		-	58,500
Net loss for the year ended May 31, 2003					(265,517)	(265,517)
Balance - May 31, 2003(restated)	18,766,000	$18,766	$246,977	-	$(618,512)	$(352,769)

Common stock subscribed				526,814		526,814

Net loss for the year ended May 31, 2004					(2,056,526)	(2,056,526)
Balance - May 31, 2004(restated)	18,766,000	$18,766	$246,977	$526,814	$(2,675,038)	$(1,882,481)

Issuance of stock for debt & service	14,967,626	14,968	2,367,346	(526,814)		1,855,500

SPONGETECH DELIVERY SYSTEMS, INC.
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(DEFICIENCY)
For The Years Ended May 31, 2001 through 2007 and Six Months
Ended November 30, 2007 (Unaudited)

					Total
		Additional		Common	Shareholders'
	Number of	Capital	Paid-In	Stock	Equity
	Shares	Stock	Capital	Subscribed	Deficit	(Deficiency)

Net loss for The year ended May 31, 2005					(58,699)		(58,699)
Balance- May 31, 2005(restated)	33,733,626	$33,734	$2,614,323	$0	$(2,733,737)	$	(85,680)

Issuance of common stock for services	120,000	120	33,617				33,737

Net loss for the year ended May 31, 2006					(101,764)		(101,764)
Balance- May 31, 2006	33,853,626	$33,854	$2,647,940	$0	$(2,835,501)		$(153,707)

Rescission offer Rejected	219,000	219	1,971				2,190

Issuance of shares for consulting fees	2,830,000	2,830	538,170				541,000

Issuance of shares for legal fees	400,000	400	39,600				40,000

Issuance of shares in payment of informercial film production	9,000,000	9,000	81,000				90,000

Issuance of shares for loan payments	539,780	540	138,675				139,215

Net loss for the year ended May 31, 2007					(817,217)		(817,217)

Balance- May 31, 2007	46,842,406	$46,843	$3,447,356	$0	$(3,652,718)		$(158,519)

Issuance of shares for debt	42,000,000	42,000	939,534				981,534

Net loss for the six months ended November 30, 2007					(1,593)		(1,593)
Balance-Unaudited November 30, 2007	88,842,406	$88,843	$4,386,890	$0	$(3,654,311)		$821,422

See notes to financial statements.

SPONGETECH DELIVERY SYSTEMS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six
	months ended November 30,
	2007		2006

Operating Activities:
Net loss	$	(1,593)	$(89,742)
Adjustments to reconcile net loss to net cash provided by (used in)
Operating activities:
Depreciation and amortization		8,321	2,142
Issuance of cash for debt		982,284	0
Changes in operating assets and liabilities
Accounts receivable		(116,815)	(1,410)
Inventory		(13,806)	17
Prepaid advertising		(431,750)	0
Prepaid inventory		(196,338)	0
Accounts payable and accrued expenses		3,645	77,199

Net cash provided (used) in operating activities		233,948	(11,794)
Investing Activities:

Net cash (used) in investing activities
Purchase intangible assets		(213,271)	0

Financing Activities:

Net cash provided by financing activities-loans		0	9,354

Net increase (decrease) in cash		20,677	(2,440)

Cash - beginning		387	2,805
Cash - end		$21,064	$365

Supplemental Information
Interest paid		$0	$0
Income taxes paid		$0	$0

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

Basis of Presentation / Going Concern

The financial statements have been prepared for purposes of registration with the Securities and Exchange Commission ("SEC"), and have been prepared in in accordance with auditing standards of the Public Company Accounting Oversight Board (United States) which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses in recent years, current liabilities exceed current assets, and total liabilities exceed total assets. The Company has incurred losses since inception and expect to incur losses for the foreseeable future. For the fiscal year ended May 31, 2007 the Company incurred net losses of $817,217. As of November 30, 2007 the Company had an accumulated deficit of $3,654,311. These factors raise substantial doubt about the Company's ability to continue as a going concern. The recovery of assets and continuation of future operations are dependent upon the Company's ability to obtain additional debt or equity financing and its ability to generate revenues sufficient to continue pursuing its business purposes. The Company is actively pursuing financing to fund future operations.

1 - Summary of Significant Accounting Policies (Continued)

Accounts Receivable

Accounts receivable have been adjusted for all known uncollectible accounts. As of November 30, 2007 and May 31, 2007 there were no doubtful accounts.

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

Advertising Costs

Advertising costs are expensed as incurred. For the six months ended November 30, 2007 and 2006, advertising costs totaled $192,540 and $0, respectively.

Shipping and Handling Costs

Shipping and handling costs are included in selling expenses. For the six months ended November 30, 2007 and 2006, shipping and handling costs totaled $4,346 and $0 respectively.

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

Recent Accounting Pronouncements

New accounting statements issued, and adopted by the Company, include the following:

In February 2007, FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 applies to all entities, including not-for-profit organizations. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 applies to all available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. This statement is effective as of the beginning of each reporting entity’s first fiscal year that begins after November 15, 2007.

2 - Property and Equipment

Property and equipment is summarized as follows:

	Estimated Useful Lives Years	November 30, 2007	May 31, 2007

Furniture and fixtures	5 - 10	$761	$761
Machinery and equipment	5 - 10	17,828	17,828
Molds	5 - 10	38,312	38,312

		56,901	56,901
Less: Accumulated depreciation		39,415	36,922

		$17,486	$19,979

Depreciation expense for the six months ended November 30, 2007 and 2006 was $2,493 and $2,142, respectively.

3 - Accounts payable consist of the following:

	November 30, 2007	May 31, 2007

Product development (Packaging & mold Development)	$179,612	$175,967
No Related Party
Other	12,366	12,366

Total	$191,978	$188,333

4 - Related Party Transactions

Since December 8, 2004, the Company has been occupying their principal offices, which consist of 800 square feet of office space located at The Empire State Building, 350 Fifth Avenue, Suite 2204, New York, New York. The premises are leased by members of the family of Steven Moskowitz, CFO and COO of the Company. Pursuant to a sublease agreement, the Company issued 60,000 shares of common stock valued at $.15 per share to A & N Enterprises. The sublease expires on January 31, 2008. The Company pays directly for telephone, utilities and other expenses. See Note-8 for new lease agreement.

For the six months ended November 30, 2007, RM Enterprises, a related party, loaned the Company an aggregate of $981,534 for operating expenses, for the purchase of the additional infomercial, and the prepayment of inventory aggregating $196,338 and prepaid advertising expenses aggregating $431,750. (See note-7 for details)

As of November 30, 2007, the Company issued RM Enterprises an aggregate of 42,000,000 shares of common stock in consideration for the conversion of an aggregate of $981,534 in debt or $0.02 per share.

5 - Deferred Income Taxes

At November 30, 2007 and May 31, 2007, the Company had approximately $3,654,311 and $3,652,718 respectively, of net operating loss carryforwards available, which expire in various years through May 31, 2022. The significant component of the Company's deferred tax asset as of November 30,2007 and May 31, 2007 is as follows:

	November 30, 2007	May 31, 2007
Non-Current
Net operating loss carryforwards	$3,654,311	$3,652,718

Valuation allowance for deferred tax asset	(3,654,311)	(3,652,718)

	$-	$-

SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax asset will not be realized. At November 30, 2007 and May 31, 2007, a valuation allowance for the full amount of the net deferred tax asset was recorded.

6 - Commitments and Contingencies

Employment Contracts

The Company is currently negotiating with two executives to establish employment contracts. No terms of these negotiations have been disclosed.

7 - Intangible assets

Intangible assets consists of infomercials at a cost of $300,492. The estimated useful life of five to ten years is being amortized on a straight-line basis. Amortization expense for the six months ended November 30, 2007 was $5,828.

8 - Subsequent Event

 On December 3, 2007, the Company entered into a lease for an office located at 43W 33rd Street, Suite 600, New York, New York 10001 (the “Premises”). The Premises consist of 1500 square feet of office space. The lease term commences on February 1, 2008 and expires January 30, 2011. However, the Company has an option to renew the lease for an additional 3 years at an increased rent of 5% for each additional year. Rent on the Premises is $4,000 per month plus 35% of the cost of electricity for the entire floor.

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

To the extent that statements in the quarterly report are not strictly historical, including statements as to revenue projections, business strategy, outlook, objectives, future milestones, plans, intentions, goals, future financial conditions, future collaboration agreements, the success of the Company's development, events conditioned on stockholder or other approval, or otherwise as to future events, such statements are forward-looking. All forward-looking statements, whether written or oral, and whether made by or on behalf of the company, are expressly qualified by the cautionary statements and any other cautionary statements which may accompany the forward-looking statements, and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements contained in this quarterly report are subject to certain risks and uncertainties that could cause actual results to differ materially from the statements made. Other important factors that could cause actual results to differ materially include the following: business conditions and the amount of growth in the Company's industry and general economy; competitive factors; ability to attract and retain personnel; the price of the Company's stock; and the risk factors set forth from time to time in the Company's SEC reports, including but not limited to its annual report on Form 10-KSB; its quarterly reports on Forms 10-QSB; and any reports on Form 8-K. In addition, the company disclaims any obligation to update or correct any forward-looking statements in all the Company's annual reports and SEC filings to reflect events or circumstances after the date hereof.

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

Events and Uncertainties that are critical to our business

We have had limited operations and like all new businesses face certain uncertainties, including expenses, difficulties, complications and delays frequently encountered in connection with conducting operations, including capital requirements and management's potential underestimation of initial and ongoing costs. We have had little or no revenues since fiscal year 2003. In 2003, we sold an aggregate of 183,000 sponges to TurtleWax, which represented approximately 75% of our orders. These sales to TurtleWax resulted in net sales of approximately $291,000 during the year ended May 31, 2003. Our last sale to TurtleWax was in May 2003. We remain in contact with TurtleWax and continue to have discussions with them. We recently received an order for 33,700 kits from TurtleWax which we anticipate will be filled in February, 2008. While our sales are gradually increasing, there is no guarantee that we will be able to generate sufficient sales to generate significant profits.

Our success depends in a large part on our ability to implement a successful marketing and sales plan. While we are currently seeking to hire sales groups to market our products, there is no guarantee that these efforts will result in any substantial sales. These sales groups are independent contractors who not only market and sell our products but also the products of other companies. Therefore, there is no assurance that they will devote substantial time to the sale of our product. We do not have a dedicated sales team who will devote their efforts to promoting and selling our products and fostering relationships with distributors who can assist us with getting our products on the shelves of large retailers such as Wal-Mart and Costco. However, there is no guarantee that with a dedicated sales team, we will be able to generate large volume of orders or that we will be able to timely fill all orders received. Further, there can be no assurance that we will be able to find personnel who will be able to work closely with the warehouse to ship orders, including special orders, made via the internet. In addition, there is no guarantee that we will be able to find technology personnel who can accept the EDI transmissions from the larger retailers and coordinate with our logistics and warehouse contacts to ensure timely delivery of orders.

Results of Operations

Three and Six Months ended November 30, 2007 and 2006

During the three and six months ended November 30, 2007, we had sales of $278,976 and $343,052, respectively, as compared to sales of $27 and $11,316 during the three and six months ended November 30, 2006, respectively. We had gross profit of $243,866 and $294,376 for the three and six months ended November 30, 2007 and 2006, respectively compared to $10 and $6,660 for the three and six months ended November 30, 2007 and November 30, 2007, respectively. Management attributes the increase in sales to our improved marketing campaign, including sales from our website.

Operating expenses for the six months ended November 30, 2007 were $295,969 as compared to $93,402 for the six months ended November 30, 2006. The increase of $202,567 is the result of an increase in selling, general and administrative expenses for the period.

For the three months period ended November 30, 2006 and November 30, 2007, we had operating expenses of $87,074 and $235,198 respectively. The increase of $148,124 is the result of an increase in selling, general and administrative expenses for the period

We had net income of $8,668 for the three months ended November 30, 2007 as compared to net loss of $87,064 for the three months ended November 30, 2006. For the six months ended November 30, 2006 and 2007, we had net losses of $1,593 and $89,742, respectively.

Plan of Operations

We had sales of $342,019 during the year ended May 31, 2003. Since then there was a significant drop in sales. However, over the last two fiscal years, our sales have been steadily increasing. The main reason for the increase is our improved marketing campaign, including sales from our website. For the three months ended November 30, 2007, we had sales of $278,976. To date we have orders of approximately $13,127,485.50, which we anticipate will be filled by September 2008.

During the next year we expect to increase our marketing and sales efforts. According to Cleanlink1 , a trade association for the cleaning industry, the wholesale market for chemical cleaning products was in excess of $7.6 billion in 2002 and 2004. Accordingly, we believe there is a substantial market for easy to use, multi-use cleaning products. In the next twelve months, management intends to take a number of actions that it believes will enable our business to successfully participate in this growing segment of the cleaning market.

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

Currently, all orders for our products that we received are financed by our customers. If necessary, management intends to seek a production finance company to fund our purchase orders. Typically the way this arrangement works is all orders received by us will be forwarded to the production finance company which will assess the credit worthiness of the entity or the individual placing the order. Upon approval, the production finance company will fund the cost of the product at a cost to us, representing a percentage of the order placed. Management intends to seek an arrangement where the cost to the Company will not exceed 5% of each order. If we are not successful in finding a production finance company to fund our purchase orders, we will be forced to seek alternate financing, such as debt and/or equity financing. We currently do not have any arrangements to obtain additional financing. In view of our limited operating history, our ability to obtain additional funds is limited. Additional financing may only be available, if at all, upon terms which may not be commercially advantageous to us. If our customers are unable to continue to fund the production of their orders or we are not able to fund the production of our products, we will be unable to make any sales of products and may be forced to cease and curtail our business. There is no assurance that management will be able to consummate any agreements with a production finance company on terms that are acceptable to us or which will not significantly cut into our profit margin.

We have entered into a month to month lease for warehousing facilities with Storage Post in Long Island City, New York. Our current monthly payment is $267. This facility has the capacity to store up to 10,000,000 kits of our products.

1 Obtained from Cleanklink.com based upon study prepared and conducted by the Research Department of Trade Press Publishing Corporation, publisher of Sanitary Maintenance Magazine in conjunction with International Sanitary Supply Association. The report can be accesses by following this link: http://www.cleanlink.com/industrystatistics/2004sanitaryreport.asp

On June 13, 2007 we entered into a Short Form Spot Production Agreement with Immediate Capital Group, Inc. (“ICG”). Pursuant to the terms of the Agreement ICG has agreed to write, produce, and manage an infomercial to promote our wash and wax system. In addition to producing the infomercial, ICG has agreed to set up a dedicated website for our product. The Agreement will remain in effect for a period of 24 months from the date of the last airing of the infomercial in the US. We paid a one time production fee of $25,000 upon execution of the Agreement. We will also be responsible for all media costs, tape duplication and customization expenses associated with the airing of the infomercial. Further, we will be responsible for certain call center costs and for fulfillment and merchant processing fees. We have agreed to pay ICG royalties of 5% of gross worldwide sales (less any returns or uncollectible accounts) from orders obtained through the infomercial, the dedicated website or any other electronic media sales made as a result of the ICG’s efforts. In addition, we agreed to pay royalties of 5% on all retail sales (less any returns or uncollectible accounts) for a period of twenty-four months after the infomercial ceases to air in the US. The infomercial has been completed and is being tested in areas with warm temperatures at this time, such as Florida and Southern California. We expect that the infomercial will air in most states beginning in February 2008.

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

We have also developed a children's bath foam sponge, with a "safe mesh" coating which prevents tearing, in the shape of animals in various colors. The sponges, which float, are infused with a gentle no-tear, non-irritating anti-bacterial soap. The bath foam sponge does not lose its soap while it is floating in the bathtub as the inner hydrophilic matrix retains the soap until the child squeezes the sponge in use. We are exploring multiple retail outlets to sell this product and to market it directly to consumers. This product is now being tested.

Based upon our current cash reserves and forecasted operations, we believe that we will need to obtain at least $100,000 in outside funding to implement our plan of operation over the next twelve months. Our need for additional capital to finance our business strategy, operations, and growth will be greater should, among other things, revenue or expense estimates prove to be incorrect. If we fail to arrange for sufficient capital in the future, we may be required to reduce the scope of our business activities in the areas of marketing and research and development until we can obtain adequate financing. We may not be able to obtain additional financing in sufficient amounts or on acceptable terms when needed, which could adversely affect our operating results and prospects and force us to curtail our business operations. Debt financing must be repaid regardless of whether or not we generate profits or cash flows from our business activities. Equity financing may result in dilution to existing stockholders and may involve securities that have rights, preferences, or privileges that are senior to our common stock. If we do not receive funding at lower prices, this will have a dilutive effect on the value of our securities issued at higher prices.

Liquidity and Capital Resources

As of November 30, 2007, we had cash of $21,064 as compared to $365 at November 30, 2006. Our current cash balance as of January 10, 2008 is approximately $14,258.50. Based upon our current cash reserves and forecasted operations, we believe that we will need to obtain at least $100,000 in outside funding to implement our plan of operation over the next twelve months. Based on our current cash balance, management believes that we can satisfy our cash requirements for the next six months. We currently do not have any arrangements to obtain additional financing from other sources. In view of our limited operating history, our ability to obtain additional funds is limited. Additional financing may only be available, if at all, upon terms which may not be commercially advantageous to us.

At November 30, 2007, we had a working capital surplus of $310,905.

Our auditors, in their report dated August 28, 2007, have expressed substantial doubt about our ability to continue as going concern. The Company has incurred losses since inception and expect to incur losses for the foreseeable future. For the fiscal year ended May 31, 2007 the Company incurred net losses of $817,217. As of May 31, 2007, the Company had an accumulated deficit of $3,652,718 and a working capital deficiency of $268,498. These factors raise substantial doubt about the Company's ability to continue as a going concern. The recovery of assets and continuation of future operations are dependent upon the Company's ability to obtain additional debt or equity financing and its ability to generate revenues sufficient to continue pursuing its business purposes.

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

Dated: January 14, 2008

Spongetech Delivery Systems, Inc.

By:	/s/ Michael L. Metter
Michael L. Metter
Chief Executive Officer

By:	/s/ Steven Moskowitz
Steven Moskowitz
Chief Financial Officer and Chief
Operating Officer