Form 10QSB
period 2008-02-29
SPONGETECH DELIVERY SYSTEMS INC
filed 2008-04-15
CIK 1201251

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended February 29, 2008

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file No. 333-123015

Spongetech Delivery Systems, Inc.

(Exact name of registrant as specified in its charter)

Delaware	54-2077231
(State of incorporation)	(I.R.S. Employer Identification Number)

43 West 33rd Street, Suite 600
New York, New York 10001
(address of principal executive offices) (Zip Code)

(212) 695-7850
(Registrant's telephone number, including area code)

The Empire State Building, 350 Fifth Avenue
Suite 2204, New York, New York 10118
(former address of principal executive offices) (Zip Code)

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
Yes ☐           No ☒

As of April 11, 2008, the Company had 196,294,078 shares of common stock issued and outstanding.

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements.

	Balance Sheets as of February 29, 2008 (Unaudited) and May 31, 2007	3
	Statements of Operations for the Nine Months ended February 29, 2008 and February 28, 2007 (Unaudited)	4
	Statements of Operations for the Three Months ended February 29, 2008 and February 28, 2007 (Unaudited)	5
	Statements of Changes in Shareholders’ Equity (Deficiency) for the years ended May 31, 2001 through 2008 and Nine Months ended February 29, 2007 (Unaudited)	6
	Statement of Cash Flows (Unaudited)	8
	Notes to Unaudited Financial Statements	9

Item 2.	Management’s Discussion and Analysis	13
Item 3.	Controls and Procedures	18

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	18
Item 2.	Changes in Securities	18
Item 3.	Defaults Upon Senior Securities	18
Item 4.	Submission of Matters to a Vote of Security Holders	18
Item 5.	Other Information	19
Item 6.	Exhibits	19

SPONGETECH DELIVERY SYSTEMS, INC.
BALANCE SHEET

	February 29, 2008	May 31, 2007
	(Unaudited)

ASSETS
Current Assets
Cash	$19,774	$387
Accounts receivable	998,319	0
Inventory	266,812	0
Prepaid advertising	846,975	0
Total current assets	2,131,880	387

Property and equipment	14,993	19,979

Intangible assets	305,443	90,000

Total assets	$2,452,816	$110,366

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities
Accounts payable	$209,595	$188,333
Accrued expenses	78,952	78,952
Income taxes payable	1,000	1,600
Total current liabilities	289,947	268,885

Total long-term liabilities	0	0
Total liabilities	289,947	268,885
Shareholders' Equity (Deficiency)
Common stock, $.001 par value; Authorized 400,000,000 shares; issued and outstanding 193,697,126 shares as of February 29, 2008 and 46,842,406 shares as of May 31, 2007	193,697	46,843
Preferred stock $.001 par value; Authorized 20,000,000 shares; no shares issued and outstanding	0	0
Additional paid-in capital	5,424,740	3,447,356
Deficit	(3,455,568)	(3,652,718)

Total shareholders' equity (deficiency)	2,162,869	(158,519)
Total liabilities and shareholders’ equity (deficiency)	$2,452,816	$110,366

See notes to financial statements.

SPONGETECH DELIVERY SYSTEMS, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	For the nine months ended
	February 29, 2008 and February 28, 2007
	2008	2007

Sales	$1,560,680	$25,799

Cost of goods sold	209,132	6,298
Gross profit	1,351,548	19,501

Operating expenses
General and Administrative expenses	1,141,741	640,904
Depreciation and amortization expense	12,657	3,213

Total operating expenses	1,154,398	644,117

Net income (loss)	$197,150	$(624,616)

Basic and diluted (loss) per common stock

Net income (loss) per share - basic and diluted	$.00	$(.00)

Weighted average common shares outstanding	123,793,979	34,286,293

See notes to financial statements.

SPONGETECH DELIVERY SYSTEMS, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended
	February 29, 2008 and February 28, 2007
	2008	2007

Sales	$1,281,704	$12,859

Cost of goods sold	174,022	1,642
Gross profit	1,107,682	12,841

Operating expenses
General and Administrative expenses	914,864	546,644
Depreciation and amortization expense	4,336	1,071

Total operating expenses	919,200	547,715

Net income (loss)	$188,482	$(534,874)

Basic and diluted income (loss) per common stock

Net income (loss) per share - basic and diluted	$.00	$(.00)

Weighted average common shares outstanding	115,056,086	34,932,626

See notes to financial statements.

SPONGETECH DELIVERY SYSTEMS, INC.
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(DEFICIENCY)
For The Years Ended May 31, 2001 through 2008 and Nine Months
Ended February 29, 2008 (Unaudited)

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

SPONGETECH DELIVERY SYSTEMS, INC.
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(DEFICIENCY)
For The Years Ended May 31, 2001 through 2008 and Nine Months
Ended February 29, 2008 (Unaudited)

					Total
		Additional		Common	Shareholders'
	Number of	Capital	Paid-In	Stock	Equity
	Shares	Stock	Capital	Subscribed	Deficit	(Deficiency)

Net loss for The year ended May 31, 2005					(58,699)		(58,699)
Balance- May 31, 2005(restated)	33,733,626	$33,734	$2,614,323	$0	$(2,733,737)	$	(85,680)

Issuance of common stock for services	120,000	120	33,617				33,737

Net loss for the year ended May 31, 2006					(101,764)		(101,764)
Balance- May 31, 2006	33,853,626	$33,854	$2,647,940	$0	$(2,835,501)		$(153,707)

Rescission offer Rejected	219,000	219	1,971				2,190

Issuance of shares for consulting fees	2,830,000	2,830	538,170				541,000

Issuance of shares for legal fees	400,000	400	39,600				40,000

Issuance of shares in payment of infomercial film production	9,000,000	9,000	81,000				90,000

Issuance of shares for loan payments	539,780	540	138,675				139,215

Net loss for the year ended May 31, 2007					(817,217)		(817,217)

Balance- May 31, 2007	46,842,406	$46,843	$3,447,356	$0	$(3,652,718)		$(158,519)

Issuance of shares for debt	146,854,720	146,854	1,977,384				2,124,238

Net profit for the nine months ended February 29, 2008					197,150		197,150
Balance-Unaudited February 29, 2008	193,697,126	$193,697	$5,424,740	$0	$(3,455,568)		$2,162,869

See notes to financial statements.

SPONGETECH DELIVERY SYSTEMS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended February 29,
	2008	2007

Operating Activities:
Net loss	$197,150	$(89,742)
Adjustments to reconcile net loss to net cash provided by (used in)
Operating activities:
Depreciation and amortization	12,657	2,142
Issuance of stock for debt	2,124,238	0
Changes in operating assets and liabilities
Accounts receivable	(998,319)	(1,410)
Inventory	(266,812)	17
Prepaid advertising	(846,975)	0
Accounts payable and accrued expenses	20,561	77,199

Net cash provided (used) in operating activities	242,500	(11,794)
Investing Activities:

Net cash (used) in investing activities
Purchase intangible assets	(223,500)	0

Financing Activities:

Net cash provided by financing activities-loans	0	9,354

Net increase (decrease) in cash	19,000	(2,440)

Cash - beginning	387	2,805
Cash - end	$19,387	$365

Supplemental Information
Interest paid	$0	$0
Income taxes paid	$0	$0

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

Basis of Presentation / Going Concern

The financial statements have been prepared for purposes of registration with the Securities and Exchange Commission ("SEC"), and have been prepared in in accordance with auditing standards of the Public Company Accounting Oversight Board (United States) which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses in recent years, current liabilities exceed current assets, and total liabilities exceed total assets. The Company has incurred losses since inception and expect to incur losses for the foreseeable future. For the fiscal year ended May 31, 2007 the Company incurred net losses of $817,217. As of February 29, 2008 the Company had an accumulated deficit of $3,455,568. These factors raise substantial doubt about the Company's ability to continue as a going concern. The recovery of assets and continuation of future operations are dependent upon the Company's ability to obtain additional debt or equity financing and its ability to generate revenues sufficient to continue pursuing its business purposes. The Company is actively pursuing financing to fund future operations.

1 - Summary of Significant Accounting Policies (Continued)

Accounts Receivable

Accounts receivable have been adjusted for all known uncollectible accounts. As of February 29, 2008 and May 31, 2007 there were no doubtful accounts.

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

Advertising Costs

Advertising costs are expensed as incurred. For the nine months ended February 29, 2008 and 2007, advertising costs totaled $931,300 and $0, respectively.

Shipping and Handling Costs

Shipping and handling costs are included in selling expenses. For the nine months ended February 29, 2008 and 2007, shipping and handling costs totaled $4,346 and $0 respectively.

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

2 - Property and Equipment

Property and equipment is summarized as follows:

	Estimated Useful Lives Years	February 29, 2008	May 31, 2007

Furniture and fixtures	5 - 10	$761	$761
Machinery and equipment	5 - 10	17,828	17,828
Molds	5 - 10	38,312	38,312

		56,901	56,901
Less: Accumulated depreciation		41,908	36,922

		$14,993	$19,979

Depreciation expense for the nine months ended February 29, 2008 and 2007 was $4,986 and $2,142, respectively.

3 - Accounts payable consist of the following:
	February 29, 2008	May 31, 2007

Product development (Packaging & mold Development)	$179,612	$175,967
None Related Party
Other	108,834	12,366

Total	$288,446	$188,333

4 - Related Party Transactions

 On December 3, 2007, the Company entered into a lease for an office located at 43W 33rd Street, Suite 600, New York, New York 10001 (the “Premises”). The Premises consist of 1,500 square feet of office space. The lease term commences on February 1, 2008 and expires January 30, 2011. However, the Company has an option to renew the lease for an additional 3 years at an increased rent of 5% for each additional year. Rent on the Premises is $4,000 per month plus 35% of the cost of electricity for the entire floor.

For the nine months ended February 29, 2008, RM Enterprises, a related party, loaned the Company an aggregate of $2,119,238 for operating expenses, for the purchase of the additional infomercial, and the prepayment of inventory aggregating $266,812 and prepaid advertising expenses aggregating $846,975. (See note-7 for details)

As of February 29, 2008, the Company issued RM Enterprises an aggregate of 146,854,720 shares of common stock in consideration for the conversion of an aggregate of $2,119,238 in debt or $0.014 per share.

5 - Deferred Income Taxes

At February 29, 2008 and May 31, 2007, the Company had approximately $3,455,568 and $3,652,718 respectively, of net operating loss carryforwards available, which expire in various years through May 31, 2022. The significant component of the Company's deferred tax asset as of February 29, 2008 and May 31, 2007 is as follows:

	February 29, 2008	May 31, 2007
Non-Current
Net operating loss carryforwards	$3,455,568	$3,652,718

Valuation allowance for deferred tax asset	(3,455,568)	(3,652,718)

	$-	$-

SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax asset will not be realized. At February 29, 2008 and May 31, 2007, a valuation allowance for the full amount of the net deferred tax asset was recorded.

6 - Commitments and Contingencies

Employment Contracts

The Company is currently negotiating with two executives to establish employment contracts. No terms of these negotiations have been disclosed.

On January 30, 2008, the Company entered into a production agreement with an unrelated party (“Marketer”) to produce and manage a television campaign of a broadcast quality commercial for various broadcast lengths in consideration for the payment of royalties aggregating 5% on all worldwide retail sales less loss on any returns or uncollectible accounts from orders obtained through the Marketer’s efforts.

7 - Intangible assets

Intangible assets consists of infomercials at a cost of $305,443. The estimated useful life of five to ten years is being amortized on a straight-line basis. Amortization expense for the nine months ended February 29, 2008 was $8,325.

8 – Subsequent Event

Subsequent to the date of the financial statements, the Company filed a Certificate of Amendment to its Certificate of incorporation, increasing the number of authorized shares of common stock to an aggregate of 420,000,000; $.001 par value per share with 400,000,000 being shares of common stock and 20,000,000 of preferred stock.

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

Overview

We design, produce, market and distribute cleaning products for vehicular, pet and bath uses, utilizing technology relating to hydrophilic sponges, which are liquid absorbing, foam polyurethane matrices. Our products can be pre-loaded with detergents and waxes, which are absorbed in the core of the sponge then released gradually during use. To date, we have sold but not yet delivered, sponges for bath and pet use. We have also designed and have started to test market, but have not yet produced or sold, products using the same hydrophilic technology and other technologies for home cleaning use. We are looking for more opportunities to broaden our existing product lines.

Marketing

We are in the process of updating the company’s web site. Our newly enhanced web site will incorporate new product information, an updated online ordering section for consumers to place product orders, a new investor relations section with recent company news, stock quotes, and IR contact information and will also incorporate newly updated web site graphics.

We have also expanded the sales and marketing of our existing product lines and began airing a new commercial for the Auto Wash & Wax system in mid February 2008. The commercial is running on a variety of cable and satellite channels and is expected to run through February 2010. We have also entered into an agreement to produce a new commercial, at a cost of $35,000, for the Pet Sponge Care Kit. Upon completion of the commercial we anticipate the commercial will run on a variety of cable and satellite channels through June 2010.

We have entered into the following arrangements or activities to promote our products:

•
We have committed to donate a percentage of our children’s bath sponge, Puddle Pals, revenue to The Darryl Strawberry Foundation, an organization that is dedicated to bringing global awareness to autism and other developmental disorders.

•
We entered into an agreement with the New York Yankees on March 25, 2008 pursuant to which we were granted a license to display certain advertising in Yankee stadium and make certain other commercial arrangements for the 2008 baseball season. We will hold a promotional day at Yankee Stadium on July 28, 2008 and will distribute a keychain to commemorate the final season at the old Yankee Stadium to the first 18,000 fans under 14 in attendance or 21 and over. Preceding the game, we will be mentioned on radio and television. Our name will be spotlighted in each of the ten games played preceding Promotional Day, and we will also have a Diamond Vision video spot in the Stadium. An on-field ceremony will be held to express thanks to SpongeTech®. Our sponsorship will be published in Yankees Magazine. For the 2008 season sponsorship, we have a Diorama advertisement and two Highway Marquee Clock advertisements on the Major Deegan Highway. The term of the agreement commenced on March 31, 2008 and will continue through November 1, 2008. The New York Yankees has the right to terminate and/or amend the Agreement upon 30 days prior written notice if: (a) the Yankees desires to change, alter or demolish the stadium, (b) relocate the Club from the stadium, (c) sell naming rights or Premier Partner rights, or (d) determines the association with the Company will be injurious to the goodwill and reputation of the Yankees. In the event the Yankees choose to terminate or amendment the agreement because of any of the foregoing events, the Company will be entitled to a proarata portion of the sponsorship fee paid calculated as set forth in the agreement. The agreement also contains other standard default provisions.

•
On March 31, 2008, we entered into a consulting agreement with Straw Marketing and Darryl Strawberry. Pursuant to the terms of the agreement, Darryl Strawberry agreed to make promotional appearances on behalf of the Company, coordinate promotional appearances with the New York Yankees and New York Mets, and introduce the Company to promotional opportunities with MLB. The Agreement provides for a term of one year, unless earlier terminated by the Company.

•
On April 8, 2008, our Auto Care products, including our "Smart Sponge," with wash and wax imbedded inside, as well as the Detail Sponge and Chamois, were featured during QVC’s “Keep It Clean” broadcast.

•
On April 11, 2008, we entered into an agreement with the New York Mets for certain advertising rights during the 2008 baseball season. Pursuant to the terms of the Agreement we received the right to have signage appear in left and right field during three full innings of each game. We will also sponsor a promotional day on May 13, 2008 where we will distribute t-shirts to the first 12,000 kids ages 12 and under in attendance. These t-shirts will be emblazoned with the Mets logo commemorating the Mets playing at Shea Stadium from 1964 through the end of the 2008 season. In addition, there will be a children’s clinic on the field prior to the game. During the two weeks before May 13th, there will be promotional announcements during five games on WPIX, SportsNet New York, and WFAN Radio. On the SpongeTech® Promotional Day there will be a scoreboard message and the opportunity to display a banner on each baseline.

•
We will be featured on The Price is Right Game Show during their May TV Sweeps. The feature will include two product game placement airdates tentatively scheduled for either April 30th, May 7th, 14th, or 21st. Our Auto Care Sponge will be featured in two of the games during two of these shows. The live read will briefly describe our sponge and how it is used.

Results of Operations

Three and Nine Months ended February 29, 2008 and 2007

During the three and nine months ended February 29, 2008, we had sales of $1,560,680 and $1,281,704, respectively, as compared to sales of $12,859 and $ 25,799 during the three and nine months ended February 28, 2007, respectively. We had gross profit of $1,107,682 and $1,351,548 for the three and nine months ended February 29, 2008 respectively compared to $12,841 and $19,501 for the three and nine months ended February 28, 2007, respectively. Management attributes the increase in sales to our improved marketing campaign, including sales from our website.

Operating expenses for the nine months ended February 29, 2008 were $1,154,398 as compared to $644,117 for the nine months ended February 28, 2007. The increase of $510,281 is the result of an increase in general and administrative and primarily advertising expenses aggregating $931,200 for the nine months ended February 29, 2008.

For the three months period ended February 29, 2008 and February 28, 2007, we had operating expenses of $919,200 and $547,715 respectively. The increase of $371,485 is the result of an increase in general and administrative expenses and primarily advertising expenses for the quarter aggregating $717,080 for the quarter.

We had net income of $188,482 for the three months ended February 29, 2008 as compared to net loss of $534,874 for the three months ended February 28, 2007. For the nine months ended February 29, 2008 and February 28, 2007, we had a net profit of $197,150 and a net loss of $624,616, respectively.

Plan of Operations

We had sales of $342,019 during the year ended May 31, 2003. Since then there was a significant drop in sales. However, over the last two fiscal years, our sales have been steadily increasing. The main reason for the increase is our improved marketing campaign, including sales from our website. For the three months ended February 29, 2008, we had sales of $1,281,704. To date, we have orders of approximately $18,391,702, which we anticipate will be filled by January 17, 2009.

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

On June 13, 2007 we entered into a Short Form Spot Production Agreement with Immediate Capital Group, Inc. (“ICG”). Pursuant to the terms of the Agreement ICG has agreed to write, produce, and manage an infomercial to promote our wash and wax system. In addition to producing the infomercial, ICG has agreed to set up a dedicated website for our product. The Agreement will remain in effect for a period of 24 months from the date of the last airing of the infomercial in the US. We paid a one time production fee of $25,000 upon execution of the Agreement. We will also be responsible for all media costs, tape duplication and customization expenses associated with the airing of the infomercial. Further, we will be responsible for certain call center costs and for fulfillment and merchant processing fees. We have agreed to pay ICG royalties of 5% of gross worldwide sales (less any returns or uncollectible accounts) from orders obtained through the infomercial, the dedicated website or any other electronic media sales made as a result of the ICG’s efforts. In addition, we agreed to pay royalties of 5% on all retail sales (less any returns or uncollectible accounts) for a period of twenty-four months after the infomercial ceases to air in the US. The infomercial has been completed and is being tested in areas with warm temperatures at this time, such as Florida and Southern California. In February 2008, this TV spot began airing in most states throughout the USA and anticipate that this spot will continue to air through February 2010. In February 2008, we entered into a Short From Spot Production Agreement with Immediate Capital in connection with our Pet Sponge Care Kit, on terms that are substantially the same as our agreement relating to our wash and wax system. To date, the commercial has not been completed but management anticipates that upon completion the infomercial will air on a variety of cable and satellite channels in the US through June 2010.

We are currently exploring the attractiveness of certain distribution and marketing arrangements with third parties to enhance distribution of our products, including licensing arrangement for products that we believe are complementary to sponges which could enhance our marketability. These efforts have involved meeting with strategic licensing partners, and having discussions regarding our products and market opportunities. We intend to pursue arrangements with other companies to use their logos and marks on our product as way to promote their products and target customers. To do so, we would be required to enter into license agreements with these companies relating to the use of their logos and marks. We anticipate that the cost for entering into such arrangements will entail our attorney's fees for the negotiation of such agreements and the cost of the mold to manufacture the sponges. Typically, the cost of the mold is approximately $250, from which approximately 5,000 pieces can be manufactured. To mass produce up to approximately 5,000,000 pieces, the cost of the mold is approximately $5,500. The cost of the mold is typically paid by the other party. To date, we have not entered into any agreements with any parties for use of their logos and marks on our products. There is no guarantee that we will be able to complete any agreements with third parties that will have a positive effect on our sales, or that we will achieve successful and profitable results from our distribution and marketing efforts.

We are also currently exploring distribution and marketing opportunities for our cleaning products for use as a household cleaning sponge. We have developed a prototype and are currently testing household cleaning sponges infused with anti-microbial bath and kitchen soaps with a national detergent manufacturer for possible use under its logo and brand.

We have also developed a children's bath foam sponge, with a "safe mesh" coating which prevents tearing, in the shape of animals in various colors which we have name Puddle Pals.. The sponges, which float, are infused with a gentle soap/shampoo, sulfate free, inhibits bacteria growth in sponge and thorough gentle cleaning soap. The bath foam sponge does not lose its soap while it is floating in the bathtub as the inner hydrophilic matrix retains the soap until the child squeezes the sponge in use. We intend to commence production of the Puddle Pals to fill orders receive to date.

Based upon our current cash reserves and forecasted operations, we believe that we may need to obtain additional funding to if there is an opportunity to broaden our sales and implement our plan of operation over the next twelve months. Our need for additional capital to finance our business strategy, operations, and growth will be greater should, among other things, revenue or expense estimates prove to be incorrect. If we fail to arrange for sufficient capital in the future, we may be required to reduce the scope of our business activities in the areas of marketing and research and development until we can obtain adequate financing. We may not be able to obtain additional financing in sufficient amounts or on acceptable terms when needed, which could adversely affect our operating results and prospects and force us to curtail our business operations. Debt financing must be repaid regardless of whether or not we generate profits or cash flows from our business activities. Equity financing may result in dilution to existing stockholders and may involve securities that have rights, preferences, or privileges that are senior to our common stock. If we do not receive funding at lower prices, this will have a dilutive effect on the value of our securities issued at higher prices.

Liquidity and Capital Resources

As of February 29, 2008, we had cash of $19,774 as compared to $365 at February 28, 2007.
Our current cash balance as of April 11, 2008 is approximately $72,238.28. Based upon our current cash reserves and forecasted operations, we believe that we will need to obtain at least $100,000 in outside funding to implement our plan of operation over the next twelve months. Based on our current cash balance, management believes that we can satisfy our cash requirements for the next six months. We currently do not have any arrangements to obtain additional financing from other sources. In view of our limited operating history, our ability to obtain additional funds is limited. Additional financing may only be available, if at all, upon terms which may not be commercially advantageous to us.

At February 29, 2008, we had a working capital surplus of $1,842,433.

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

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

Effective March 7, 2008, the Company amended its Certificate of Incorporation to increase its authorized capital from 220,000,000 to 420,000,000 consisting of 400,000,000 shares of common stock, par value $0.001 and 20,000,000 shares of preferred stock, par value $0.001.

Item 6. Exhibits

3.1	Certificate of Amendment to Certificate of Incorporation of Spongetech Delivery Systems, Inc. filed with the Secretary of State on March 7, 2008.*
10.1
Agreement dated March 25, 2008 between the New York Yankees Partnership and Spongetech Delivery Systems, Inc.*(Confidential treatment has been requested with respect to certain portions of this Exhibit. The omitted portions have been separately filed with the Securities and Exchange Commission)

10.2	Consulting Agreement dated as of March 31, 2008 by and among, Spongetech Delivery Systems, Inc., Straw Marketing and Darryl Strawberry.*
10.3
Letter Agreement between Spongetech Delivery Systems, Inc. and Sterling Mets, L.P. dated April 11, 2008.*(Confidential treatment has been requested with respect to certain portions of this Exhibit. The omitted portions have been separately filed with the Securities and Exchange Commission)

31.1
Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, promulgated pursuant to the Section 302 of the Sarbanes Oxley Act of 2002.*

31.2
Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as amended, promulgated pursuant to the Section 302 of the Sarbanes Oxley Act of 2002.*

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed Herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 15, 2008

Spongetech Delivery Systems, Inc.

By:	/s/ Michael L. Metter
Michael L. Metter
Chief Executive Officer

By:	/s/ Steven Moskowitz
Steven Moskowitz
Chief Financial Officer and Chief
Operating Officer