Form 10KSB
period 2008-05-31
SPONGETECH DELIVERY SYSTEMS INC
filed 2008-08-29
CIK 1201251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-KSB
(Mark One)
[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MAY 31, 2008

[_]	TRANSITION REPORT UNDER SECTION13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________ COMMISSION FILE NUMBER _______________________________

SPONGETECH DELIVERY SYSTEMS, INC.
(Name of small business issuer in its charter)

Delaware	54-2077231
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

43 West 33rd Street, Suite 600
New York, New York 10001
(Address of principal executive offices and Zip Code)

Registrant's telephone number, including area code: (212) 695-7850

The Empire Sate Building, 350 Fifth Avenue
Suite 2204, New York, New York 10118
(Former name or former address, if changed since last report)

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

State issuer’s revenues for its most recent fiscal year. $5,633,084.

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the average bid and asked price of such common equity, as of August 28, 2008 is $10,387,731.24.

As of August 28, 2008, the issuer had 521,085,873 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

PART I

Item 1. Description of Business.

We design, produce, market, and distribute cleaning products primarily for vehicular use utilizing patented technology relating to sponges containing hydrophilic, or liquid absorbing, foam polyurethane matrices and other technologies. Our products can be pre-loaded with detergents and waxes, which are absorbed in the core of the product then gradually released during use. We have designed and are conducting additional research and development for products and applications using hydrophilic technology and other technologies for kitchen and bath, health and beauty, auto, medial and pet use, which we intend to market and sell as part of our product offering. There is no assurance that we will successfully be able to market and sell products for kitchen and bath, health and beauty, auto, medial and/or pet use.

From our inception in 1999 through the fiscal year ended May 31, 2003, we had sales of $342,019. Between June 1, 2004 and the fiscal year ended May 31, 2006, we had minimal sales (an aggregate of $15,768) and instead focused on product development. For the fiscal year ended May 31, 2007, we had sales of $55,112 and incurred net losses of $817,217. For the fiscal year ending May 31, 2008 we had sales of $5,633,084 and net income of $1,244,455.

Corporate Background

We are a Delaware  corporation which, under the name Nexgen Acquisitions VIII, Inc., on July 15, 2002,  entered into a stock purchase  agreement with RSI Enterprises,  Inc.,  a New  York  corporation,  and  its  sole  stockholder,  RM Enterprises International, Inc. We were not engaged in any business prior to the acquisition of RSI. The acquisition agreement provided that RM transfer the capital stock of RSI for 12,000,000 shares of our common stock.  On October 4, 2002,  RSI  amended  its  certificate  of  incorporation  to change  its name to Spongetech  International  Ltd.  On October 9, 2002, we changed our name to Spongetech Delivery Systems, Inc.

In July 2008, we incorporated 6 wholly-owned subsidiaries in the state of Nevada. They are:

•	Spongetech Kitchen & Bath, Inc.;
•	Spongetech Health & Beauty, Inc.;
•	Spongetech Auto, Inc.;
•	Spongetech Medical, Inc.;
•	Spongetech Pets, Inc.; and
•	America’s Cleaning Company.

We plan to engage in our proposed different lines of business through each of the subsidiaries and to hold all intellectual property in our America’s Cleaning Company subsidiary. This will allow us to better monitor costs as well as product growth and profits.

Products

We have designed specially configured products containing an outer contact layer and an inner matrix. Our primary manufacturer, which has historically been Dicon Technologies, loads the inner matrix of the product with specially formulated soaps and, in our licensed automotive cleaning and polishing product, soap and wax. When the product is applied to a surface with minimal pressure, the soap or soap and wax are simultaneously applied to the surface. When the product is not in use, the hydrophilic matrix holds the soap so that it does not leech out.

We can choose any variety of cleansers, including anti-bacterial and abrasive soaps in our products. Thus, we may fine-tune our products for use on different kinds of vehicles. New vehicles or those prepared for classic car shows require a gentle cleaner, whereas older cars which have developed a film over the paint or where the paint has faded may require a cleanser containing a compounding substance, a gentle abrasive. Depending on the use of our vehicular sponge, we may include wax, or may only include the cleanser.

Additionally, we have developed a children's bath foam product, with a "safe mesh" coating which prevents tearing, in the shape of animals in various colors. These products, which float, are infused with a gentle no-tear, non-irritating anti-bacterial soap. The bath foam product does not lose its soap while it is floating in the bathtub as the inner hydrophilic matrix retains the soap until the child squeezes the product in use. We are exploring retail outlets to sell this product, ranging from pharmacies to department stores. We also intend to market this product directly, and we have commitments from various manufacturers. We have not yet made sales and cannot offer any assurances that sales will result from our proposed marketing campaign. We are currently in discussions with different companies to obtain licenses with them to use Spongetech products.

We have also introduced a pet cleaning product using the same formulation of our other product, trademarked as “Uncle Norman’s™ Pet Sponge. Fused into this product are shampoo, coat conditioner, odor inhibitor, and 42 special massage bumps that help increase the effectiveness of the bath and provides a massage that can help relax your pet. The product uses the same hydrophilic foam that inhibits bacterial growth and provides a thorough gentle cleaning for your pet for up to eight washes depending on its size. We have received orders and made sales of this pet cleaning product, starting in July 2008, and cannot offer any assurances that significant sales will result from this product or our proposed marketing campaign for this product.

We have also developed prototypes of household cleaning products that are infused with anti-bacterial bath and kitchen soaps. The products are being tested by a national detergent manufacturer for possible use under its logo and brand. We cannot predict whether or not the manufacturer will purchase our sponges and, if it does, whether the product will succeed in the marketplace.

To date, we have developed 11 products using our technology that are currently for sale in the automotive and pet care markets. In addition, we are developing appropriate packaging for the products to promote the products in individual packaging as well as in store display arrangements. There are also additional products under development.
We are re-examining all the packaging of our Auto Care products and plan to market separate packages for the Car Sponge, Detail/Degreaser Sponge and Eliminator™ Chamois. Packaging is also being developed for the Uncle Norman’s™ Pet Sponge Line and the Puddle Pals™ packaging lines. In addition, efforts are being made to make all of our packaging earth-friendly. We expect to complete these packaging processes to ship in time for end of 2008 and the early 2009.

Customers

We have historically depended on one customer for almost all of our sales. Specifically, in 2003, we sold an aggregate of 183,000 sponges to TurtleWax, which represented approximately 75% of our orders. These sales to TurtleWax resulted in net sales of approximately $291,000 during the year ended May 31, 2003.

Between June 1, 2004 and the fiscal year ended May 31, 2006, we had minimal sales (an aggregate of $15,768) and instead focused on product development.

During the fiscal year ended May 31, 2008, three customers for an aggregate of approximately 70.5% of our sales. Our three largest customers during the fiscal year ended May 31, 2008 are SA Trading Company, US Asia Trading, and Dubai Export Import Company.

Sales and Marketing

We have historically marketed and sold our automotive cleaning and polishing products in the New York region and beyond through a number of methods and channels, including through direct sales, sales representative organizations, through trade show, and through media, sponsorship and advertising channels, as more fully set forth below. Further, as more fully described below, we plan to expand our product lines, as well as the focus of our marketing and promotion to cleaning products in other sectors, in the coming fiscal year and beyond.

Direct Sales

We initially launched our website, www.spongetech.com, in February 2004, to sell our vehicular cleaning kit directly to the public. From inception through the fiscal year ended May 31, 2008, we sold approximately 2,400 kits for aggregate sales price of approximately $37,900. We pay the website hosting company, Harbor Enterprises, an average of 20% royalty from the sales price on all Internet sales. We have not entered into a contract with Harbor Enterprises. Either party may terminate the relationship at any time. We ship directly to customers.

Sales Representatives

We utilize the services of sales representative organizations to assist with our product sales efforts. A summary of each of these arrangements is set forth below:

•
On July 18, 2005, we entered into an oral agreement with Lidel Fitzmaurice, Inc., a sales group that targets sales from Virginia to Vermont with eleven sales representatives. The sales representatives will receive seven (7%) of net sales which they generate and will be paid on the tenth day of the month following the month in which the sales are made. This oral agreement was terminated during the year ended May 31, 2008. On January 27, 2006 we entered into an oral agreement with Bill Perry & Associates, a sales group with 9 sales representatives that will target their sales efforts to Georgia, Tennessee, Alabama, Mississippi, Florida, North Carolina, South Carolina and Virginia. The sales representatives will receive commissions in the range of six (6%) percent to eight (8%) percent of net sales which they generate and will be paid on the tenth day of the month following the month in which the sales are made. This oral agreement was terminated during the year ended May 31, 2008. On February 22, 2006, we entered into an oral agreement with Creative Marketing, a sales group with 5 sales representatives who will target their sales efforts to Arizona, California and Nevada. The sales representatives will receive commissions in the range of five (5%) percent to seven (7%) percent of net sales which they generate and will be paid on the tenth day of the month following the month in which the sales are made. This oral agreement was terminated during the year ended May 31, 2008.

•
In April, 2008, The Company signed Representative Agreements for sales representation for Spongetech products, across the United States of America and Canada with Andaro, Inc. and PSM Group, Inc./Four Seasons Global, Ltd. This is in addition to the sales efforts of other representatives. The sales representatives will receive seven (7%) of net sales which they generate and will be paid on the tenth day of the month following the month in which the sales are made.

•
On July 15, 2008, we entered into an agreement with Arthur Dunkin, as sales consultant that targets sales in the auto supply and retail stores in the United States. The sales consultant will receive seven (7%) of net sales which they generate and will be paid on the fifteenth day of the month following the month in which the sales are made.

We have not historically incurred, nor do we anticipate that we will incur, any costs in connection with retaining the various sales groups as the sales groups will be paid a percentage the net sales they generate only.

We have sold through our products through distributors in Russia, Middle East, Central America, South America, Hawaii and into the European Union (EU). We have sold direct in Australia and Panama. There are no assurances that these sales will continue.

Trade Shows

We also market our products at trade shows. In the next twelve months our management intends to attend the following shows: Licensing International Expo, Automotive Aftermarket Products Expo Global Market Development Center’s General Merchandise Marketing Conference and the National Hardware Show and other selected national and regional shows in the United States. We continue to look to participate in international shows where our product can be sold.

Media, Advertising & Sponsorships

On June 13, 2007, we entered into a Short Form Spot Production Agreement with Immediate Capital Group, Inc. (“ICG”). Pursuant to the terms of the Agreement ICG wrote, produced, and managed an infomercial to promote our wash and wax system. In addition to producing the infomercial, ICG agreed to set up a dedicated website for our product. The Agreement remains in effect for a period of 24 months from the date of the last airing of the infomercial in the US. The infomercial began airing on cable and satellite networks nationally in May 2008 and is expected to air through September 2009. We paid a one-time production fee of $25,000 upon execution of the Agreement. We were also be responsible for all media costs, tape duplication and customization expenses associated with the airing of the infomercial. Further, we are responsible for certain call center costs and for fulfillment and merchant processing fees. We have agreed to pay ICG royalties of 5% of gross worldwide sales (less any returns or uncollectible accounts) from orders obtained through the infomercial, the dedicated website, or any other electronic media sales made as a result of the ICG’s efforts. In addition, we agreed to pay royalties of 5% on all retail sales (less any returns or uncollectible accounts) for a period of twenty-four months after the infomercial ceases to air in the US.

We have committed to donate a percentage of the revenues from the sale of our children’s bath sponge, Puddle Pals, to The Darryl Strawberry Foundation, an organization that is dedicated to bringing global awareness to autism and other developmental disorders. We also sponsored the 2nd Annual Darryl Strawberry Foundation Charity Golf Classic, an event that was held at the golf course at Bethpage State Park in Bethpage, New York on August 25, 2008.

On January 31, 2008, we entered into a production agreement with an unrelated party to produce and manage a television campaign of a broadcast quality commercial for various broadcast lengths in consideration for the payment of royalties aggregating 5% on all worldwide retail sales less loss on any returns or collectible accounts from orders obtained though such party’s efforts. In February 2008, we began the airing on a variety of cable and satellite channels, which is expected to run through February 2010. We also entered into an agreement to produce a new commercial, at a cost of, $35,000, for the Uncle Norman’s™ Pet Sponge products. This commercial is also expected to run on a variety of cable and satellite channels through June 2010. The Pet Sponge campaign premiered on TV in August 2008 on the YES TV network.

On March 25, 2008, we entered into an agreement with the New York Yankees pursuant to which we were granted a license to display certain advertising in Yankee stadium and make certain other commercial arrangements for the 2008 baseball season. We held a promotional day at Yankee Stadium on July 28, 2008 and distributed a keychain to the first 18,000 fans ages 21 and over commemorating the final season at the old Yankee Stadium. Preceding the game, we were mentioned on radio and television. Our name was also spotlighted in each of the ten games played preceding the promotional day, and we also had a Diamond Vision video spot in the Stadium. An on-field ceremony was held to express thanks to SpongeTech®. Our sponsorship is published in Yankees Magazine. For the 2008 season sponsorship, we have a Diorama advertisement and two Highway Marquee Clock advertisements on the Major Deegan Highway located adjacent to Yankee Stadium in the Bronx, New York. The term of the agreement commenced on March 31, 2008 and will continue through November 1, 2008. The New York Yankees have the right to terminate and/or amend the Agreement upon 30 days prior written notice if: (a) the Yankees desires to change, alter or demolish the stadium, (b) relocate the Club from the stadium, (c) sell naming rights or Premier Partner rights (as defined in the agreement), or (d) determines the association with the Company will be injurious to the goodwill and reputation of the Yankees. In the event the Yankees choose to terminate or amend the agreement because of any of the foregoing events, the Company will be entitled to a pro-rata portion of the sponsorship fee paid calculated as set forth in the agreement. The agreement also contains other standard default provisions. We are engaged in ongoing discussions regarding an agreement for the 2009 baseball season in the new stadium, although no such agreement has been reached to date and no assurance can be given that an agreement will be reached in the future.

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

On April 11, 2008, we entered into an agreement with the New York Mets for certain advertising rights during the 2008 baseball season. Pursuant to the terms of the agreement we received the right to have signage appear in left and right field during three full innings of each game. We sponsored a promotional day on May 13, 2008 where we distributed t-shirts to the first 12,000 kids ages 12 and under in attendance. These t-shirts were emblazoned with the Mets logo commemorating the Mets playing at Shea Stadium from 1964 through the end of the 2008 season. In addition, there was a children’s clinic on the field prior to the game. During the two weeks before the promotional day, there were promotional announcements about the Company during five games on WPIX, SportsNet New York, and WFAN Radio. On the SpongeTech® promotional day there was a scoreboard message and our banner was displayed on each baseline. On September 10, 2008, we will be sponsoring an additional promotion day at Shea Stadium with the New York Mets to promote our new Uncle Norman’s™ Pet Sponge. We will distribute 12,000 t-shirts emblazoned with the Mr. Met logo and displaying the Uncle Norman’s™ Pet Sponge. We are engaged in ongoing discussions regarding an agreement for the 2009 baseball season in the new stadium, although no such agreement has been reached to date and no assurance can be given that an agreement will be reached in the future.

On May 7, 2008, we were featured on The Price is Right Game Show during their May TV Sweeps. The feature included three product game placement on the air dates of May 7, 2008 and May 14, 2008 at 8:00PM ET as part of the Price Is Right Million Dollar Spectacular, and as a repeat on July 9, 2008 at 8:00PM ET. Our Auto Care Sponge products were featured in three of the games during these shows. The live read briefly described our car sponge products and how they are used and the sales price that contestants will pay for our 3 Pack Auto Sponge Kit.

On May 16, 2008, we announced that we will be a sponsor of Straw’s Key, which debuts tonight on the SportsNet New York (SNY) cable network. This new feature airs during the 6:30 to 7:00 p.m. EDT time slot. Straw’s Key is a commentary from Darryl Strawberry, and his insights into the upcoming New York Mets game.

On May 23, 2008, we started a new campaign by initiating coupon inserts in 16 national magazines for our Auto Wash & Wax System. This campaign will complement our ongoing advertising and sponsorship in radio and TV on WFAN-AM Radio, SportsNet New York, BusinessTalkRadio, and LifestyleTalkRadio. We will also be advertising in a variety of magazines such as Eastwood Co Automotive, JC Whitney, Mid-America Motorworks, Publisher's Clearinghouse, Quadratec Essentials for Jeep, Speedgear, Doubleday Military Book Club, Handyman Club of America, Carol Wright, Heartland America, Overstock.com, Reiman Country Store, Seventh Avenue, Fingerhut, and Cabela's Catalog.

On May 30, 2008, we signed an agreement to be a sponsor of the Joe Girardi Report on the Mike and the Mad Dog Radio Show on WFAN-AM. The Mike and the Mad Dog Radio Show broadcasts daily Monday through Friday from 1:00 to 6:30 p.m. EDT. Joe Girardi, the New York Yankees Manager, does a weekly segment on the show where he gives updates on the team and their stats.

On June 9, 2008, we signed an agreement with the Yankee Entertainment and Sports (YES) Network pursuant to which we ran our SpongeTech® commercials throughout the day and night on the YES Network during the ten days leading up to our July 28th Yankee promotional day.

On June 27, 2008, we signed a CBS Radio, Inc. Sports Broadcast Sponsorship Agreement with WCBS the Yankees Radio Network for radio advertising time beginning from the date of the agreement through October of 2008 for broadcasts on WCBS of the New York Yankees.

On July 23, 2008, we signed an agreement to participate in Lifetime television’s “The Balancing Act” television series, to tape and broadcast 4 full-feature segments of 3- 4 minutes each on our products. The initial TV broadcast was on July 11, 2008 for the Car Care Products and August 22, 2008 for the Uncle Norman’s™ Pet Sponge. The Puddle Pals segment was taped, is in pre-production processing and a broadcast date has not yet been set. The fourth segment on home cleaning products has not yet been taped. In addition, we are sponsoring editorial tips that air separately on each of the 4 product groups contracted for above.

SpongeTech®’s initial advertising started small but expanded and is now is all 50 states. Channels that the commercials will air on, to name a few, are LOGO, Inspiration, Hallmark Movie Channel, Discovery Science, NBATV, ESPN University, CBS College Sports, Sports New England, Sports Mid-Atlantic, Sports South, Fox Sports Pittsburgh, and Fox Sports Southwest. We continue to explore different marketing and advertising efforts in North America and other parts of the world.

We are expanding our advertising and marketing efforts into other areas in the US and Canada in a manner similar to the New York area efforts. These efforts in the New York area seem to have increased the awareness of the Spongetech® brand. We believe that this, in turn, enhances the product recognition and can positively impact sales in our expanding product lines that are being introduced. However, there are no assurances that these efforts will produce increased revenues in the future.

New Product Development

Our new product development program consists principally of devising or testing new products, improving the efficiency of existing ones, evaluating the environmental compatibility of products and market testing. We estimate that our management devotes approximately 2,000 hours to developing a product, its packaging and its marketing campaign. We have never paid nor do we expect to ever have to pay cash compensation for any product development activities beyond the costs the such research, development and/or testing of such products.

In July 2008, we incorporated 6 wholly-owned subsidiaries in the state of Nevada. They are:

•	Spongetech Kitchen & Bath, Inc.;
•	Spongetech Health & Beauty, Inc.;
•	Spongetech Auto, Inc.;
•	Spongetech Medical, Inc.;
•	Spongetech Pets, Inc.; and
•	America’s Cleaning Company.

We plan to expand our product lines and to engage in our proposed different lines of business through our wholly-owned subsidiaries and to hold all intellectual property in our America’s Cleaning Company subsidiary. To date, our manufacturer has produced samples for us of our children's bath foam sponge and household cleaning sponge.

In order to continually improve our products, we have developed the auto sponge to soap up quicker and produce more suds for a longer lasting product life and with tougher materials.

We have in development the expansion of the product lines in our kitchen & bath,, health & beauty, auto, medical and pet products. For example, in the auto line, we are working on a tire cleaner, wheel cleaner and mag-wheel cleaner. In the Pet Line, we are working on a pet bowl cleaner, In the Medical line, we are working on a process to help with the application of products used to treat Eczema, Acne and Psoriasis, a sunblock screen applicator, an insect repellent applicator and a bio-degradable cleaner applicator.

Intellectual Property

The Company has submitted trademark applications for ten trademarks to protect its businesses. Trademarks have been registered for:

•	“Spongetech®” - USA;
•	“Spongetech®” - EU;
•	“Wash & Wax Built In®”
•	“Puddle Pals® with illustration”
•	“Puddle Pals™
•	“Eliminator™”
•	“America’s Cleaning Company™”
•	“Uncle Norman’s™”; and
•	“Gold Bar Tub & Tile Cleaning System™”.

All of our trademarks were filed in the United States Patent and Trademark Office between January 23, 2007 and July 10, 2008. We intend to file applications to expand our trademark protections to ten additional countries.

The Company filed three patent applications during the last fiscal year. One of such patent applications is a provisional patent that was filed on December 19, 2007 relating to a method for recycling foam sponges. The other two patent applications are design patents filed on June 16, 2008 that relate to our car and pet sponges.

Competition

The market for consumer products is highly competitive. We compete with local, national and international, national and local manufacturers and distributors of soaps, detergents, waxes, sponges, cloths and other kitchen & bath,, health & beauty, auto, medical and pet products. Indirectly, in the automotive product area, we compete with drive-through car washes. Our competition, for the most part, has brand recognition and large marketing and advertising budgets. We face major multinational competition in all our existing and expect to face the same type of competition for our proposed products in our kitchen & bath, health & beauty, auto, medical and pet products. Although our products are unique and patented when possible, we cannot predict its acceptance in any of the marketplaces for which they are designed.

We compete on the basis of the uniqueness of our cleaning product sponges, which combines efficiency and effectiveness compared to other cleaning products in the kitchen & bath, health & beauty, auto, medical and pet arenas . Our products avoid the preparation and clean-up of using sponges, liquid soaps and pails of water. We are focusing to have our products and packaging to be earth-friendly.

Our products avoid the mess and limited storage life of traditional liquids and paste waxes. In addition, the auto cleaning and wax products that we utilize are much easier to apply and do not have to be buffed. We believe that our auto cleaning product which combines soap and wax is considerable cheaper than the purchase of the individual cleaning and application products, and that our auto cleaning product is less expensive than the cost of a sponge and liquid detergent.

We have in the past sold and intend to again explore retail markets, to sell and provide greater public exposure to all of our vehicular sponge products. Our goal during the next fiscal year is to expand our retail distribution throughout the United States and Canada. Also, we will seek to expand our retail sales and marketing for other product lines as they are introduced. Our Uncle Norman’s™ Pet Sponge was introduced for sale in July 2008. The Child’s sponge cleaning products are planned to be introduced for sale in the next fiscal year.

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

Employees

We currently employ 24 people on a part-time basis of whom three are members of the business and sales management team and 21 are staff. We are making every effort to outsource business functions where possible in areas such as accounting, graphic designing, packaging, warehousing, personnel, shipping and office functions.

Item 2. Description of Property.

Between December 8, 2004 and January 31, 2008, our principal offices were located at The Empire State Building, 350 Fifth Avenue, Suite 2204, New York, New York 10118. The premises are leased by members of the family of Steven Moskowitz, our Secretary, Chief Operating Officer and Chief Financial Officer. Pursuant to a sublease agreement, we paid 60,000 shares of our common stock as consideration for the term of sublease. The sublease which covered 800 square feet of subleased property expired on January 31, 2008. We paid directly for telephone, utilities and other expenses.

On December 3, 2007, we entered into lease with LBJ Realty Co. for principal office space at 43 W. 33rd Street, Suite 600, New York, New York 10011. The office space is approximately 1,500 square feet. The lease term commenced on February 1, 2008 and expires on January 30, 2011. The monthly rent is $4,000 plus 35 percent of the electricity bill for the sixth floor of the building. We have the option to renew our lease for another three-year term at a rent of $4,200 per month for year four, $4,410 for year five, and $4,605 for year six.

Item 3. Legal Proceedings.

We are not currently a party to, nor is any of our property currently the subject of, any pending legal proceeding. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Our common stock has been quoted on the OTC Bulletin Board under the symbol “SPNG” since December 2006. The following table sets forth, for the periods indicated, the high and low bid prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	Fiscal 2008		Fiscal 2007
Quarter Ended	High	Low	High	Low
August 31(1)	$.056	$.023	$.017	$-.035
November 30	$.12	$.03	-	-
February 28	$.05	$.016	-	-
May 31	$.049	$.015	-	-
(i) Through August 27, 2008

Holders

As of August 28, 2008, there were 521,085,873 shares of our common stock issued and outstanding and approximately 2,365 stockholders of record of our common stock.

Dividends

Historically, we have not declared or paid any cash dividends on our common stock. Any future determination to pay dividends on our common stock will depend upon our results of operations, financial condition and capital requirements, applicable restrictions under any contractual arrangements and such other factors deemed relevant by the our Board of Directors. There are no restrictions in our articles of incorporation or bylaws that restrict us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend: (1) we would not be able to pay our debts as they become due in the usual course of business; or (2) our total assets would be less than the sum of our total liabilities.

Recent Sales of Unregistered Securities

Since June 1, 2007, we have made the following issuances of unregistered securities:

For the period between June 2007 and February 2008, we issued an aggregate of 146,854,720 shares of our common stock to RM Enterprises International, Inc., a related party, in consideration for the conversion of an aggregate of $2,119,238 in debt or $0.014 a share. The control persons of RM Enterprises International are Michael Metter, Steven Moskowitz and Frank Lazauskas, all of whom are directors of RM Enterprises International.

In December 2007, we issued an aggregate of 240,000 shares of our common stock to Sichenzia Ross Friedman Ference LLP in consideration for legal services provided in accordance with the Retainer Agreement dated April 17, 2006 for legal services for the period between February 2007 and January 2007.

In March 2008, we issued an aggregate of 81,526,088 shares of our common stock in consideration for advances of an aggregate of $1,293,484.93 by RM Enterprises International, Inc.

In April 2008, we issued an aggregate of 59,100,000 shares of our common stock in consideration for advances of an aggregate of $1,019,520 by RM Enterprises International, Inc.

In May 2008, we issued an aggregate of 30,650,000 shares of our common stock in consideration for advances of an aggregate of $797,820 by RM Enterprises International, Inc.

In May 2008, we issued 500,000 shares of our common stock to Straw Marketing, LLC in consideration for services provided under the Consulting Agreement dated March 31, 2008.

In June 2008, we issued an aggregate of 25,482,659 shares of our common stock in consideration for advances of an aggregate of $738,349.56 by RM Enterprises International, Inc.

In June 2008, we issued 2,000,000 shares of our common stock to R.F. Lafferty & Co. Inc. in consideration for financial, advisory, and consulting services provided under the Consulting Agreement dated June 2, 2008.

In July 2008, we issued an aggregate of 2,253,436 shares of our common stock to Sichenzia Ross Friedman Ference LLP as compensation for legal services rendered to the Company.

In July 2008, we issued an aggregate of 61,230,000 shares of our common stock in consideration for advances of an aggregate of $1,490,322 by RM Enterprises International, Inc.

In July 2008, we issued 4,000,000 shares of our class B stock to Steven Moskowitz, the Chief Financial Officer, Secretary and a director of the Company, in consideration for his services to the Company provided under the Employment Agreement dated July 16, 2008.

In July 2008, we issued 4,000,000 shares of our class B stock to Michael Metter, the President, Chief Executive Officer and a director of the Company, in consideration for his services to the Company provided under the Employment Agreement dated July 16, 2008.

In July 2008, we issued 2,000,000 shares of our class B stock to Frank Lazauskas, a director of the Company, in consideration for his services as a consultant to the Company provided under the Consulting Agreement dated July 16, 2008.

In July 2008, we issued 2,000,000 shares of our common stock to R.F. Lafferty in consideration for consulting services provided to the Company in connection with a Consulting Agreement dated June 2, 2008.

In August 2008, we issued an aggregate of 59,250,000 shares of our common stock in consideration for advances of an aggregate of $1,285,000 by RM Enterprises International, Inc.

All of the above issuances and sales were deemed to be exempt under Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of the Company or executive officers of the Company, and transfer was restricted by the Company in accordance with the requirement of the Securities Act of 1933.

Item 6. Management's Discussion and Analysis or Plan of Operation.

Forward-Looking Statements

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "our company believes," "management believes" and similar language. These forward-looking statements are based on our current expectations and are subject to certain risks, uncertainties and assumptions, including those set forth in the following discussion and under the heading "- Risk Factors" in our Form 10-KSB for the fiscal year ended May 31, 2008. Our actual results may differ materially from results anticipated in these forward-looking statements. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. In addition, our historical financial performance is not necessarily indicative of the results that may be expected in the future and we believe that such comparisons cannot be relied upon as indicators of future performance.

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

Overview

We design, produce, market, and distribute cleaning products primarily for vehicular use utilizing patented technology relating to sponges containing hydrophilic, or liquid absorbing, foam polyurethane matrices and other technologies. Our products can be pre-loaded with detergents and waxes, which are absorbed in the core of the sponge then gradually released during use. We have designed and are conducting additional research and development for products and applications using hydrophilic technology and other technologies for kitchen and bath, health and beauty, auto, medial and pet use, which we intend to market and sell as part of our product offering. There is no assurance that we will successfully be able to market and sell products for kitchen and bath, health and beauty, auto, medial and/or pet use.

Events and Uncertainties that are critical to our business

From our inception through the fiscal year ended May 31, 2006 we had limited operations, and, like all new businesses, faced certain uncertainties, including expenses, difficulties, complications and delays frequently encountered in connection with conducting operations, including capital requirements and management's potential underestimation of initial and ongoing costs. Specifically, from our inception in 1999 through the fiscal year ended May 31, 2003, we had sales of $342,019. Between June 1, 2004 and the fiscal year ended May 31, 2006, we had minimal sales (an aggregate of $15,768) and instead focused on product development. For the fiscal year ended May 31, 2007, we had sales of $55,112 and incurred net losses of $817,217.

Additionally, we have historically depended on one customer for almost all of our sales. Specifically, in 2003, we sold an aggregate of 183,000 sponges to TurtleWax, which represented approximately 75% of our orders. These sales to TurtleWax resulted in net sales of approximately $291,000 during the year ended May 31, 2003.

For the fiscal year ending May 31, 2008 we had sales of $5,633,084 and net income of $1,244,455. Accordingly, during the fiscal year ended May 31, 2008, we have significantly developed our business and sales, reduced our dependence on one large customer, and have diversified our sales by adding other accounts. While it is management’s current expectation that the significant increase in sales experienced during the fiscal year ended May 31, 2008, and the related development of our business and operations, will continue into the next fiscal year, no assurance can be given that this will continue or that we would not incur any setbacks, delays or other interruptions of our business or operations.

 We have historically depended primarily on one manufacturer for the production of our products. Such manufacturer was H.H. Brown Shoe Technologies, Inc. (d/b/a Dicon Technologies), and closed its manufacturing operations in 2007. In 2007, an investment company bought Dicon Technologies from H.H .Brown Shoe Technologies, Inc.. From that time until recently some products were manufactured in China by partners of our manufacturer under an oral agreement using encapsulation technology instead of technology relating to hydrophilic sponges. In June 2008, Dicon began manufacturing at a temporary plant in the United States. Dicon is constructing a new facility in the United State that is planned to be completed around the end of calendar year 2008 and will manufacture products for us.

There is significant lead time required on products manufactured abroad. As a result, to the extent that we are unable to obtain products manufactured locally or in the United States, there is no assurance that we will be able to maintain sufficient inventory on hand to fulfill orders which require delivery in short time frames. If we are unable to deliver products to customers timely, we may lose these customers.

We have not entered into any agreement with Dicon or its partners for the manufacture of our products. We may still use China facilities for Pacific Rim distribution (South Korea, Japan, China, Thailand, Vietnam, etc). . We have also been contacted by the third parties that have purchased Dicon's equipment, however, we have not entered into any agreements with these parties for the manufacture of our products. There can also be no assurance that we will be able to enter into agreements with these parties on the same terms and conditions as we have previously obtained from Dicon.

During the course of this past fiscal year and going forward into the next fiscal year, certain business relationships established by us, have provided essential services to us, at no charge to us. If we had to pay for these services, additional costs would have been paid by us. Some of the areas where these services were provided include, but are no limited to, art work, packaging, design and consulting.

Our business model is to outsource our operations when possible. We look to hire to outsource our sales team who will devote their efforts to promoting and selling our products and fostering relationships with distributors who can assist us with getting our products on the shelves of large retailers such as Wal-Mart and Costco. However, there is no guarantee that with this outsourced sales team, our businesses will be profitable.

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

Results of Operations

Year Ended May 31, 2008 Compared to Year Ended May 31, 2007

Revenues

We had sales of $5,633,084 for the fiscal year ended May 31, 2008 as compared to $55,112 for the fiscal year ended May 31, 2007, an increase of $5,577,972. Management attributes this increase to the Company’s improved marketing campaign, including sales from its website.

Prior to the fiscal year ended May 31, 2008, we had historically depended on one customer for almost all of our sales. Specifically, in 2003, our most recent year of active operations, we sold an aggregate of 183,000 sponges to TurtleWax, which represented approximately 75% of our orders. These sales to TurtleWax resulted in net sales of approximately $291,000 during the year ended May 31, 2003. Between June 1, 2004 and the fiscal year ended May 31, 2006, we had minimal sales (an aggregate of $15,768) and instead focused on product development

Cost of Goods Sold

Cost of goods sold was $2,083,519, or approximately 37.0% of sales, for the fiscal year ended May 31, 2008 as compared to $38,898, or approximately 70.6% of sales, for the fiscal year ended May 31, 2007. While the cost of goods sold increased significantly as a result of our substantial increase in sales, the percentage of such costs as compared to sales decreased significantly to approximately 37.0%. This decreased cost is partially attributable to the economies of scale of our business, but should not necessarily be expected to remain at such levels due to the fact that a portion of our cost of goods sold, including costs related to warehousing, packaging, and shipping of products, were borne by (and not charged back to the Company) a privately-held company controlled by the family of our Chief Operating Officer.

Operating Expenses

Operating expenses for the fiscal year ended May 31, 2008 increased to $2,304,566 for the fiscal year ended May 31, 2007 from $833,431 for the fiscal year ended May 31, 2007. This increase of $1,471,135 was primarily a result of advertising and promotion expenses ($2,027,727) associated with the Company’s increased presence at trade shows, as well as the numerous media, advertising and sponsorships projects undertaken during the fiscal year ended May 31, 2008, but were offset, in part, by a decrease in selling, general and administrative expenses of $568,483 for the year ended May 31, 2008 (which totaled $260,664) as compared to the year ended May 31, 2007 (which totaled $829,147). The significant decrease in selling, general and administrative expenses to $260,664 for the year ended May 31, 2008 compared to $829,147 for the year ended May 31, 2007, both in terms of total dollars spent and as a percentage of operating expenses, should not be expected to remain at such levels due to the fact that a portion of our selling, general and administrative expenses, including costs related to product and package design as well as certain consultants, were borne by (and not charged back to the Company) a privately-held company controlled by the family of our Chief Operating Officer. This arrangement is not expected to continue during the fiscal year ending May 31, 2009.

Net Income (Loss)

Net income for the fiscal year ended May 31, 2008 was $1,244,455 as compared to a net loss of $817,217 for the fiscal year ended May 31, 2007.

Liquidity and Capital Resources

As of May 31, 2008, we had cash of $208709 as compared to $387 at May 31, 2007. The increase was due primarily to cash generated by operating activities.

Our working capital at May 31, 2008 was $4,919,367 as compared to a working capital (deficiency) of $268,498 at May 31, 2007.

For the year ended May 31, 2008, cash provided by operating activities was $542,315, primarily attributable to our $1,244,455 net income offset primarily by the issuance of common stock for consulting fees, loan payments of $4,243,228

For the year ended May 31, 2008, net cash used in investing activities was approximately $315,993 primarily related to equipment purchases and intangible assets.

From January of 2008 through June 2008, the Company issued an aggregate of 267,154,132 shares of common stock to RM Enterprises International, Inc., a company that is our majority stockholder and which is controlled by our officers and directors, in consideration of the advance to the Company of an aggregate of $4,918,432.46 by RM Enterprises International, Inc. Such shares were issued in tranches at the time of each of the advances of funds to the Company at a 40% discount from the market price on the date of each such advance. The average per share issuance price for the shares was $0.0184.

The Company believes its existing balances of cash, cash equivalents, and short-term investments will be sufficient to satisfy its working capital needs, capital expenditures, outstanding commitments, and other liquidity requirements associated with its existing operations over the next 12 months. Notwithstanding the forgoing, as we have reported, our business experienced significant revenue growth during the year ended May 31, 2008. This trend, if it continues, may result in higher accounts receivable levels and may require increased production and/or higher inventory levels.  Should our cash requirements to fund these requirements as well as other operating or investing cash requirements over the next twelve months be greater than our current cash on hand, we may seek to obtain additional financing. We do not currently have commitments for these funds and no assurance can be given that additional financing will be available, or if available, will be on acceptable terms. While we have historically funded our operations primarily through investments and/or advances made by officer, directors and/or affiliates of the Company, there are no formal or written agreements with respect to the advance of funds to the Company by our officers, directors and affiliates, and there can be no assurance that they will continue to do so.

In addition to the foregoing, as previously reported, we have retained RF Lafferty to assist us in investigating and evaluating various strategic alternatives, ranging from investment to acquisition.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109”. This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and establishes guidelines for recognition and measurement of a tax position taken or expected to be taken in a tax return. We have adopted this statement which became effective on January 1, 2007.   The Company has not made any adjustments as a result of the adoption of this interpretation.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. We are currently evaluating the impact on our financial statements of SFAS 157, which will become effective for us on January 1, 2008 for financial assets and January 1, 2009 for non-financial assets.

In February 2007, the Financial Accounting Standards Board issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 applies to all entities, including not-for-profit organizations. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. This statement is effective as of the beginning of each reporting entity’s first fiscal year that begins after November 15, 2007. The Company has not yet determined the effect of SFAS No. 159 on its financial position, operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” It will require an acquirer to recognize, at the acquisition date, the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at their full fair values as of that date. In a business combination achieved cost of the acquired entity but will be required to be accounted for separately in accordance with applicable generally accepted accounting principles in the U.S. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) in order to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other GAAP. FSP FAS 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008 and is to be applied prospectively to intangible assets acquired after the effective date. Disclosure requirements are to be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. Early adoption is not permitted. The Company is currently evaluating the impact of adopting FSP FAS 142-3 on its Financial Statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the accounting principles used in preparing financial statements of nongovernmental entities that are presented in conformity with GAAP. Currently, GAAP hierarchy is provided in the American Institute of Certified Public Accountants U.S. Auditing Standards (“AU”) Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles” (“AU Section 411”). SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU Section 411. The Company does not expect the adoption of SFAS No. 162 to have an impact on its Financial Statements.

No other recently issued accounting pronouncement issued or effective after the end of the fiscal year is expected to have a material impact on our consolidated financial statements.

RISK FACTORS

Our business involves a high degree of risk. Any of the following risks could materially and adversely affect our business, financial condition, and results of operations. This could cause the trading price of our common stock to decline, with the loss of part or all of an investment in our common stock.

Risks relating to our Business

We have a limited history of profitability which may not continue.

While we had net income of $1.244,455 for the fiscal year ended May 31, 2008, we incurred a net loss of $817,217 for the fiscal year ended May 31, 2006. There can be no assurance that we will sustain profitability or generate positive cash flow from operating activities in the future. If we cannot achieve operating profitability or positive cash flow from operating activities, we may not be able to meet our working capital requirements. If we are unable to meet our working capital requirements, we may need to reduce or cease all or part of our operations.

Our resources may not be sufficient to manage our expected growth; failure to properly manage our potential growth would be detrimental to our business.

We may fail to adequately manage our anticipated future growth. Any growth in our operations will place a significant strain on our administrative, financial and operational resources, and increase demands on our management and on our operational and administrative systems, controls and other resources. We cannot assure you that our existing personnel, systems, procedures or controls will be adequate to support our operations in the future or that we will be able to successfully implement appropriate measures consistent with our growth strategy. As part of this growth, we may have to implement new operational and financial systems, procedures and controls to expand, train and manage our employee base, and maintain close coordination among our technical, accounting, finance, marketing, sales and editorial staff. We cannot guarantee that we will be able to do so, or that if we are able to do so, we will be able to effectively integrate them into our existing staff and systems. To the extent we acquire other businesses, we will also need to integrate and assimilate new operations, technologies and personnel. If we are unable to manage growth effectively, such as if our sales and marketing efforts exceed our capacity to deliver our products or if new employees are unable to achieve performance levels, our business, operating results and financial condition could be materially adversely affected.

We derive a significant portion of our revenues from a limited number of customers, the loss of which would significantly reduce our revenues.

We have derived, and believe that we will continue to derive, a significant portion of our revenues from a limited number of customers. To the extent that any significant customer purchases less of our products or terminates its relationship with us, our revenues could decline significantly. As a result, the loss of any significant customer could seriously harm our business. For the fiscal year ended May 31, 2008, we had three separate customers which accounted for 31.6%, 29.3% and 9.7% of our revenues. For the fiscal year ended May 31, 2003, we had one customer which accounted for 75% of our revenues. Other than under existing contractual obligations, none of our customers is obligated to purchase additional products from us. As a result, the volume of sales that we make to a specific customer is likely to vary from period to period, and a significant customer in one period may not purchase our products in a subsequent period.

We have historically been dependent on a single manufacturing source for our products.

We have historically depended primarily on one manufacturer for the production of our products. If our manufacturer experiences any significant disruption in the operation of the manufacturing facility or a serious failure of a critical piece of equipment, we may be unable to supply products to our customers. However, we try to maintain product inventory to fill the requirements under such circumstances. Interruptions in manufacturing of our products could be caused by manufacturing equipment problems, the introduction of new equipment into the manufacturing process or delays in the delivery of new manufacturing equipment. Lead-time for delivery of manufacturing equipment can be extensive.

We depend on products made using one technology and products using different technologies may attract customers jeopardizing our business prospects.

Our cleaning products depend on the use of licensed technology relating to sponge like products incorporating a hydrophilic (liquid absorbing) polyurethane matrix. A number of factors could limit our sales of these products, or the profitability of such sales, including competitive efforts by other manufacturers of similar products, shifts in consumer preferences or the introduction and acceptance of alternative product offerings. We have developed products using other technologies; and, thus, if our existing products or others based on the same technology fail in the marketplace, we may be able to sustain our operations or we may be forced to cease all operations.

We depend, in part, on the efforts of independent sales persons to generate sales of our products.

We do not have a sales staff devoted to generating sales of our products. Instead, we rely, in part, on the efforts of independent sales groups, who are retained on a non-exclusive basis. These independent sales persons may not devote a significant amount of time to promoting our products or may focus their efforts on other products which may result in them receiving a bigger sales commission. We have no control over these sales persons. If these sales persons are not able to generate significant sales for our products and we do not generate sales from our other efforts, we may be forced to curtail our operations and go out of business.

The marketplace may be indifferent to our products; in which case our business will fail.

Our products, as well as other technologies used, feature an internal structure which holds detergents and waxes or soap, conditioners and other components which are released only when squeezed. However, potential users may be satisfied with the cleaners, waxes and applicators they are presently using. Thus, we may expend our financial and personnel resources on design, marketing and advertising without generating concomitant revenues. If we cannot generate sufficient revenues to cover our overhead, manufacturing and operating costs, our business will fail.

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

Michael Metter, our President and Chief Executive Officer, serves a director and officer for other companies. In addition to serving as our President and Chief Executive Officer, Mr. Metter also serves as the President and Chief Executive Officer of BusinessTalk Radio.net, Chairman of Tiburon Capital Group, a privately held holding corporation. Mr. Metter devotes approximately 20 hours each week, constituting 30% of his time, to our business.

Mr. Moskowitz, our Chief Operating Officer, Chief Financial Officer and Secretary, also serves as a director and officer for other companies. Mr. Moskowitz is the Chief Executive Officer, President and Director of Vanity Events Holdings, Inc., and President, Chief Executive Officer, and Chairman of the Board of Directors of International Brand Group Management, Inc., both publicly traded companies. He also serves as Chief Executive Officer, President and Director of MAP VI Acquisition, Inc, Inc, a public reporting company. Mr. Moskowitz devotes 40 hours each week, constituting approximately 75% of his time, to our business.

Mr. Lazaukas, one of our directors, serves also as President of FJL Enterprises, Inc. and TNJ Enterprises, Inc., which own and operate eight Dominos Pizza Stores, and serves as a director of Vanity Holdings, Inc. Our officers' and directors' involvement with other businesses may cause them to allocate their time and services between us and other entities. Consequently, they may give priority to other matters over our needs which may materially cause us to lose their services temporarily which could affect our operations and profitability.

Risks Related to Our Common Stock

Our controlling shareholders may exercise significant control over us depriving other stockholders of the ability to elect directors or effect other corporate actions, and investors may not have a voice in our management.

Our directors, executive officers and principal shareholders beneficially owned approximately 54.07% of the outstanding shares of our common stock and 100% of our outstanding shares of class B common stock, which together give them 84.26% voting control. Our shareholders do not have cumulative voting rights with respect to the election of directors.

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

-that a broker or dealer approve a person's account for transactions in penny stocks; and

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

Item 8B. Other Information.

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The following table sets forth certain information regarding our current Executive Officers, Directors and Key Employees:

Name	Age	Position	Since
Michael Metter*	56	President,
		Chief Executive Officer,
		Director	5/2001

Steven Moskowitz*	44	Secretary, Treasurer
		Chief Financial Officer
		and Director	6/1999

Frank Lazauskas	48	Director	7/2001

* Michael Metter and Steven Moskowitz are promoters of Spongetech.

Background of Officers and Directors

Michael Metter has been President, Chief Executive Officer and a Director since May 2001. Mr. Metter has served as President of RM Enterprises International, Inc., our majority stockholder, since April, 2001, and as its Chief Executive Officer since March 2, 2004. He has been a director of Western Power and Equipment Corp. (OTCBB) since February 2003. Since June 2002, Mr. Metter has served as President and Chief Executive Officer of BusinessTalkRadio.net, a syndicated radio network based in Stamford, Connecticut. Since June 2003, he has been chairman of the board of Tiburon Capital Group and since January 1994 has been Secretary/Treasurer of DL Investments, Inc., both of which are privately held holding investment corporations. He was compliance director of Security Capital Trading, Inc., a securities broker-dealer, from October 1998 to February 2001. Mr. Metter was also a principal at Madison Capital from September 1997 to October 1998 and from November 1993 to September 1997 he was President of First Cambridge Securities Corp., a broker-dealer in New York City. On April 19, 2001, Mr. Metter filed a petition in personal bankruptcy in the District of Connecticut, Bridgeport Division, and was discharged on December 14, 2001. Mr. Metter received his MBA in Finance in 1975 and his B.A. in Marketing and Accounting in 1973 from Adelphi University.

Steven Moskowitz has been Secretary, Chief Financial Officer, and a Director since June 1999. In February 2006, Mr. Moskowitz was appointed to serve as our Chief Financial Officer. Mr. Moskowitz has served as a director of RM Enterprises International, Inc. since April 2001, and as its Secretary since March 2, 2004. He has been a director of Western Power and Equipment Corp. (OTCBB) since February 11, 2003. Since June 2003, he has been director of Tiburon Capital Group, a privately held holding corporation, and since May 2000, he has served as Vice President of ERC Corp., a privately-held marketing consultant. He serves as President, Chief Executive Officer, and as a Director of International Brand Group Management, Inc., a publicly traded company. He has served as President, Chief Executive Officer, and as a Director since December 2007 for and MAP VI Acquisition, Inc., a public reporting company Mr. Moskowitz also serves as Chief Executive Officer, President and as Director of Vanity Events Holdings, Inc., a publicly traded entity. He served as Vice President, Marketing and Business Development for H. W. Carter & Sons, a distributor of children's clothing, from 1987 to 2002. He was President of the H. W. Carter & Sons division of Evolutions, Inc. from 1996 to 1997. Mr. Moskowitz served in various capacities at Smart Style Industries, a manufacturer and distributor of children's apparel, from 1986 to 1987 from sales assistant to Vice President Sales and Marketing. Mr. Moskowitz also serves as a Director of National Stem Cell, Inc. (NHGI.PK) since January 2007. He received his B.S. in Management from Touro College in 1986.

Frank Lazauskas has been a Director since July 2001. Mr. Lazauskas is the founder and President of FJL Enterprises, Inc. and TNJ Enterprises, Inc., formed in 1999 and 1997, respectively, which own and operate eight Dominos Pizza Stores. He was elected a director of RM Enterprises International, Inc., our majority stockholder, in March 2004. He has served as a director in MAP V since December 2007. He received his B.A. in Mathematics from Central Connecticut State University in 1983.

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

Code of Ethics

We have adopted our Code of Ethics and Business Conduct for Officers, Directors and Employees that applies to all of our executive officers and directors. Upon request, we will provide to any person without charge a copy of our Code of Ethics. Any such request should be made to the Company, 43 West 33rd Street, Suite 600, New York, New York 10001, Attention: Steven Moskowitz. A copy of our Code of Ethics is also attached to this

 Item 10. Executive Compensation.

The following table sets forth information concerning the total compensation that we have paid or that has accrued on behalf of our chief executive officer and other executive officers with annual compensation exceeding $100,000 during the years ended May 31, 2007 and 2006.
Name and Principal Position	Year	Salary ($) (1)(2)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Michael Metter	2008	-	-	-	-	-	-	-	-
Chief Executive Officer	2007	-	-	-	-	-	-	-	-
and Director	2006	-	-	-	-	-	-	-	-

Steven Moskowitz	2008	-	-	-	-	-	-	-	-
Chief Financial Officer	2007	-	-	-	-	-	-	-	-
and Director	2006	-	-	-	-	-	-	-	-

(1) On July 16, 2008, the Company entered into an employment agreement with Steven Moskowitz pursuant to which Mr. Moskowitz agreed to act as the Chief Operating Officer and Chief Financial Officer for a three-year term. In consideration for his agreeing to act as Chief Operating Officer and Chief Financial Officer and in lieu of any salary payable in cash for the three-year term, the Company agreed to issue an aggregate of 4,000,000 shares of Class B Stock to Mr. Moskowitz. Such Class B Stock is entitled to 100 votes per share on all matters for each share of Class B Stock owned, and vote together with the holders of common stock on all matters. Further, each share of Class B Stock is convertible at the option of the holder, into one fully paid and nonassessable share of Common Stock.

(2)On July 16, 2008, the Company entered into an employment agreement with Michael L. Metter pursuant to which Mr. Metter agreed to act as the Chief Executive Officer for a three-year term. In consideration for his agreeing to act as Chief Executive Officer and in lieu of any salary payable in cash for the three-year term, the Company agreed to issue an aggregate of 4,000,000 shares of Class B Stock to Mr. Metter. Such Class B Stock is entitled to 100 votes per share on all matters for each share of Class B Stock owned, and vote together with the holders of common stock on all matters. Further, each share of Class B Stock is convertible at the option of the holder, into one fully paid and nonassessable share of Common Stock.

Outstanding Equity Awards at Fiscal Year-End Table.

No options awards or stock awards were made to the named executive officers during fiscal year ended May 31, 2008.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table shows information with respect to each equity compensation plan under which our common stock is authorized for issuance as of the fiscal year ended May 31, 2008.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information, as of July 28, 2008, with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name of Beneficial Owners	Common Stock Beneficially Owned (1)(2)	Percentage of Common Stock (1)(2)	Class B Stock Beneficially Owned(6)	Percentage of Class B Stock	Percentage of Total Vote(6)
RM Enterprises International, Inc. (3)	257,023,892	49.32%	0	0	16.90%
c/o Spongetech Delivery Systems
43 West 33rd Street Suite 600
New York, New York 10001

Michael Metter (3)(5)
One Tinker Lane
Greenwich, CT 05830	7,746,000	1.49%	4,00,000	40%	26.81%

Steven Moskowitz (3)(4)
c/o Spongetech Delivery Systems
43 West 33rd Street, Suite 600
New York, New York 1000`	6,134,333	1.18%	4,000,000	40%	26.70%

Frank Lazaukas (3)
51 Niagara Street
Newark, New Jersey 07105	10,833,002	2.08%	2.000,000	20%	13.86%

All named executive officers and directors as a group (3 persons)	24,713,335	4.74%	10,000,000	100%	67.37%

(1) Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Unless otherwise indicated below, the persons and entity named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Under rules adopted by the SEC, shares of common stock issuable pursuant to warrants or options or upon conversion of convertible securities, to the extent such warrants or options or convertible securities are currently exercisable or convertible within 60 days of the date of August 29, 2008, are treated as outstanding for computing the percentage of the person holding such securities but are not treated as outstanding for computing the percentage of any other person.

(2) The percentage of beneficial ownership is based on 521,085,873 shares of our common stock outstanding as of the date of the 10-KSB

(3) Includes 785,000 shares of our common stock owned by Flo Weinberg, Inc., a wholly-owned subsidiary of RM Enterprises International. The control persons of RM Enterprises International are Michael Metter, Steven Moskowitz and Frank Lazauskas, all of whom are directors of RM Enterprises International.

(4) Includes 10,921,333 shares of our common stock held by the Steven and Mindy Moskowitz Trust.

(5) Includes 400,000 shares of our common stock beneficially owned by Deborah Metter, Michael Metter's wife, through D.L. Investments, Inc. Mr. Metter disclaims beneficial ownership of these shares.

(6) Holders of Class B Stock are entitled to vote on all matters submitted to shareholders of the Company and are entitled to one hundred votes for each share of Common Stock owned. Holders of shares of Class B Stock vote together with the holders of common stock on all matters and do not vote as a separate class. As of August 28, 2008 there were 10,000,000 outstanding shares of Class B Stock.

Item 12. Certain Relationships and Related Transactions.

On December 3, 2007, the Company entered into a lease for an office located at 43W 33rd Street, Suite 600, New York, New York 10001 The leased was for 1500 square feet of office space. The lease term commenced on February 1, 2008 and expires on January 30, 2011. The Company has the option to renew the lease for an additional 3 years at an increased rent of 5% for each additional year. Rent on the Premises is $4,000 per month plus 35% of the cost of electricity for the entire floor.

From January of 2008 through June 2008, the Company issued an aggregate of 267,154,132 shares of common stock to RM Enterprises International, Inc., a company that is our majority stockholder and which is controlled by our officers and directors, in consideration of the advance to the Company of an aggregate of $4,918,432.46 by RM Enterprises International, Inc. Such shares were issued in tranches at the time of each of the advances of funds to the Company at a 40% discount from the market price on the date of each such advance. The average per share issuance price for the shares was $0.0184.

On July 16, 2008, the Company entered into an employment agreement with Steven Moskowitz pursuant to which Mr. Moskowitz agreed to act as the Chief Operating Officer and Chief Financial Officer for a three-year term. In consideration for his agreeing to act as Chief Operating Officer and Chief Financial Officer and in lieu of any salary payable in cash for the three-year term, the Company agreed to issue an aggregate of 4,000,000 shares of Class B Stock to Mr. Moskowitz. Such Class B Stock is entitled to 100 votes per share on all matters for each share of Class B Stock owned, and vote together with the holders of common stock on all matters. Further, each share of Class B Stock is convertible at the option of the holder, into one fully paid and nonassessable share of Common Stock.

On July 16, 2008, the Company entered into an employment agreement with Michael L. Metter pursuant to which Mr. Metter agreed to act as the Chief Executive Officer for a three-year term. In consideration for his agreeing to act as Chief Executive Officer and in lieu of any salary payable in cash for the three-year term, the Company agreed to issue an aggregate of 4,000,000 shares of Class B Stock to Mr. Metter. Such Class B Stock is entitled to 100 votes per share on all matters for each share of Class B Stock owned, and vote together with the holders of common stock on all matters. Further, each share of Class B Stock is convertible at the option of the holder, into one fully paid and nonassessable share of Common Stock.

On July 16, 2008, the Company entered into a consulting agreement with Frank Lazauskas pursuant to which Mr. Lazauskas agreed to act as a consultant to the Company for a three-year term. In consideration for his agreeing to act as a consultant, and in lieu of any compensation payable in cash for the three-year term, the Company agreed to issue an aggregate of 2,000,000 shares of Class B Stock to Mr. Lazauskas. Such Class B Stock is entitled to 100 votes per share on all matters for each share of Class B Stock owned, and vote together with the holders of common stock on all matters. Further, each share of Class B Stock is convertible at the option of the holder, into one fully paid and nonassessable share of Common Stock.

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
(a) Exhibits required by Item 601 of Regulation S-K

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

3.11	Amended and Restated Certificate of Incorporation of Spongetech Delivery Systems, Inc. (Previously filed as an exhibit to the Company’s 10-QSB filed on April 16, 2007)

3.11	Certificate of Amendment increasing authorized capital (filed as an exhibit to Form 10QSB filed April 15. 2007).

3.12	Certificate of Amendment increasing authorized capital (filed as an exhibit to Form 8K filed July 28, 2008)

4.1	Specimen Certificate of Common Stock (Previously filed as an exhibit to registration statement on Form SB-2 filed November 1, 2002)

4.2	Warrant Certificate (Previously filed as an exhibit to second amendment to registration statement on Form SB-2 filed April 11, 2003)

4.3	Warrant Agreement with Colebrook, Inc. and Olde Monmouth Stock Transfer Co., Inc. (Previously filed as an exhibit to second amendment to registration statement on Form SB-2 filed April 11, 2003)

4.4	Oral Understanding with Dicon (Previously filed as an exhibit to fourth amendment to registration statement on Form SB-2 filed January 12, 2004)

4.5	The Spongetech Delivery Systems, Inc. 2007 Incentive Stock Plan

10.1	Stock Purchase Agreement by and among Nexgen Acquisitions VIII, Inc., RM Enterprises International, Inc. and RSI Enterprises, Inc.(1)

10.2
Stock Purchase Agreement by and between Spongetech Delivery Systems, Inc. and Colebrook, Inc. (Previously filed as an exhibit to first amendment to registration statement on Form SB-2 filed January 13, 2003)

10.3	Extension of debt letter by Romantic Moments, Inc. dated August 15, 2002 (Previously filed as an exhibit to third amendment to registration statement on Form SB-2 filed July 8, 2003)

10.4	Factoring Agreement with Westgate (Previously filed as an exhibit to third amendment to registration statement on Form SB-2 filed July 8, 2003)

10.5	Agreement with Paradigm (Previously filed as an exhibit to fifth amendment to registration statement on Form SB-2 filed March 15, 2004)

10.6	Short Form Spot Production Agreement dated June 13, 2007 (previously filed as an exhibit to the 10KSB filed August 29, 2007)

10.7	Sublease dated December 3, 2007 (previously filed as an exhibit to the 8-K filed on January 1, 2008.

10.8	Agreement dated March 25, 2008 between New York Yankees Partnership and Spongetech Delivery Systems (filed as an exhibit to the Form 10QSB filed on April 15, 2008).

10.9	Consulting Agreement dated March 31, 2008 by and among Spongetech Delivery Systems, Inc., Straw Marketing and Darryl Strawberry (filed as an exhibit to the Form 10QSB filed on April 15, 2008).

10.10	Letter Agreement between Spongetech Delivery Systems, Inc., and Sterling Mets, L.P. dated April 11, 2008 (filed as an exhibit to the Form 10QSB on April 15, 2008).

10.11	Employment Agreement between Spongetech Delivery Systems, Inc. and Steven Moskowitz, dated July 16, 2008 ((filed as an exhibit to Form 8K filed July 28, 2008).

10.12	Employment Agreement between Spongetech Delivery Systems, Inc. and Michael L. Metter dated July 16, 2008 (filed as an exhibit to Form 8K filed July 28, 2008).

10.13	Consulting Agreement between Spongetech Delivery Systems, Inc. and Frank Lazauskas dated July 16, 2008 (filed as an exhibit to Form 8K filed July 28, 2008).

10.14	Consulting Agreement between Spongetech Delivery Systems, Inc. and R.F Lafferty, dated June 2, 2008 (filed as an exhibit to Form 8K filed July 28, 2008).

10.15	Letter Agreement between Spongetech Delivery Systems, Inc. and R.M, Enterprises International, Inc. dated July 24, 2008 (filed as an exhibit to Form 8K filed July 28, 2008).

14.1	Code of Ethics*

31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act*

31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act*

32.1	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code*

32.2	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code*

Item 14. Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountants for the audit of our financial statements, for the reviews of the financial statements included in our annual report on Form 10-KSB, and for other services normally provided in connection with statutory filings were $27,000 and $20,000 for the years ended May 31, 2008 and May 31, 2007, respectively.

Audit Related Fees

We incurred fees of $0and $0 for the years ended May 31, 2008 and May 31, 2007, respectively, for professional services rendered by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and not included in "Audit Fees."

All Other Fees

We did not incur any other fees for professional services rendered by our principal accountants during the years ended May 31, 2008 and May 31, 2007.

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

Signature	Title	Date

President, Chief Executive Officer
/s/ Michael L. Metter	and Director	August 29, 2008
Michael L. Metter

Chief Financial Officer, Principal Accounting
/s/ Steven Moskowitz	Officer, Secretary and Director	August 29, 2008
Steven Moskowitz

/s/ Frank Lazauskas	Director	August 29, 2008
Frank Lazauskas

INDEX TO FINANCIAL STATEMENTS

Page

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2

Balance Sheets as of May 31, 2008 and 2007	F-3

Statements of Operations for the years ended May 31, 2008 2007	F-4

Statements of Stockholders’ Equity for the years ended May 31, 2008 and 2007	F-5

Statements of Cash Flows for the years ended May 31, 2008 and 2007	F-6

Notes to Financial Statements	F-7 - F-17

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of Spongetech Delivery Systems,Inc.

We have audited the balance sheets of Spongetech Delivery Systems,Inc. as of May 31,2008 and 2007, the related statements of operations, changes in stockholders’ equity, and cash flows for the years ended May 31, 2008 and 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Spongetech Delivery Systems, Inc., as of May 31, 2008 and 2007 and the results of its operations and its cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

S/Drakeford & Drakeford, LLC
New York, New York

August 25, 2008

SPONGETECH DELIVERY SYSTEMS, INC.

BALANCE SHEETS

	May 31, 2008	May 31, 2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$208,709	$387
Accounts receivable	3,974,810	0
Inventory	387,531	0
Prepaid advertising and commission	637,875	0

Total current assets	5,208,925	387

PROPERTY AND EQUIPMENT, net	32,554	19,979

OTHER ASSETS
Intangible assets, net	369,243	90,000
Security deposit	8,000	0

Total other assets	377,243	90,000

TOTAL ASSETS	$5,618,722	$110,366

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$202,562	$188,333
Accrued expenses	78,975	78,952
Loan payable-related party	7,021	0
Income taxes payable	1,000	1,600

Total current liabilities	289,558	268,885

LONG-TERM LIABILITIES	0	0

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 0 shares issued and outstanding at May 31, 2008 and 2007	0	0
Common stock, $0.001 par value, 750,000,000 shares authorized, 365,473,214 and 46,842,406 shares issued and outstanding at May 31, 2008 and 2007, respectively	365,473	46,843
Additional paid-in-capital	7,371,954	3,447,356
Deficit	(2,408,263)	(3,652,718)

Total stockholders’ equity (deficiency)	5,329,164	(158,519)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,618,722	$110,366

The accompanying notes are an integral part of these statements.

SPONGETECH DELIVERY SYSTEMS, INC.

STATEMENTS OF OPERATIONS

	For the years ended
	May 31, 2008	May 31, 2007

Revenue	$5,633,084	$55,112

Cost of goods sold	2,083,519	38,898

Gross profit	3,549,565	16,214

Operating Expenses
Advertising and promotion	2,027,727	0
Selling, general and administrative	260,664	829,147
Depreciation and amortization	16,175	4,284

Total operating expenses	2,304,566	833,431

Net income (loss) from operations	1,244,999	(817,217)

Other expenses-interest	544	0

Net income (loss)	$1,244,455	$(817,217)

Net income (loss) per share from continuing operations:
Basic and diluted	$.01	$(.02)
Weighted average number of shares outstanding:
Basic and diluted	106,403,107	40,348,016

The accompanying notes are an integral part of these statements

SPONGETECH DELIVERY SYSTEMS, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

			Additional		Total
	Common stock		Paid-in	Accumulated	Stockholders’
	Shares Amount		Capital	Deficit	Equity (Deficiency)

Balance at May 31, 2006	33,853,626	$33,854	$2,647,940	$(2,835,501)	$(153,707)

Rescission offer rejected	219,000	219	1,971		2,190

Issuance of shares for legal fees	400,000	400	39,600		40,000

Issuance of common stock for consulting fees	2,830,000	2,830	538,170		541,000

Issuance of shares in payment of informercial film production	9,000,000	9,000	81,000		90,000

Issuance of shares for loan payments	539,780	540	138,675		139,215

Net loss for the year ended May 31, 2007				(817,217)	(817,217)
Balance at May 31, 2007	46,842,406	46,843	3,447,356	(3,652,718)	(158,519)

Issuance of shares for legal fees	1,169,537	1,170	28,830		30,000

Issuance of shares for debt	317,461,271	317,460	3,895,768		4,213,228

Net income for the year ended May 31, 2008				1,244,455	1,244,455
Balance at May 31, 2008	365,473,214	$365,473	$7,371,954	$(2,408,263)	$5,329,164

The accompanying notes are an integral part of this statements

SPONGETECH DELIVERY SYSTEMS, INC.

STATEMENTS OF CASH FLOWS

	For the year ended	For the year ended
	May 31, 2008	May 31, 2007
OPERATING ACTIVITIES
Net income (loss)	$1,244,455	$(817,217)
Adjustments for noncash and nonoperating items:
Depreciation and amortization	16,175	4,284
Issuance of common stock for consulting fees, loan payments	4,243,228	720,215
Changes in operating assets and liabilities:
Receivables	(3,974,810)	9,885
Inventory	(387,531)	1,659
Prepaid adverting and commissions	(637,875)	0
Accounts payable and accrued expenses	14,252	155,256
Loans payable	7,021	(133,307)
Income taxes payable	(600)	0

Cash provided (used) by operating activities	524,315	(59,225)

INVESTING ACTIVITIES
Capital expenditures	(18,576)	0
Security deposits	(8,000)	0
Intangible assets	(289,417)	0

Cash (used) by investing activities	(315,993)	0

FINANCIAL ACTIVITIES
Proceeds from officer loans	0	10,916
Loans payable, net	0	45,891

Cash provided (used) by financing activities	0	56,807

NET INCREASE (DECREASE) IN CASH	208,322	(2,418)

CASH BALANCE BEGINNING OF PERIOD	387	2,805

CASH BALANCE END OF PERIOD	$208,709	$387

Supplemental Disclosures:
Interest	$544	$0
Taxes	$0	$0
Non-cash Transactions:
Issuance of common stock-intangible assets	$0	$90,000

The accompanying notes are an integral part of these statements

SPONGETECH DELIVERY SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

May 31, 2008

NOTE A - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.	Nature of Operations/ Basis of Presentation

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

2.	Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value). They consist mainly of sponges and packing supplies.

3.	Cash Equivalents

Investments having an original maturity of 90 days or less that are readily convertible into cash are considered cash equivalents. The Company has no cash equivalents as of May 31, 2008 and 2007.

SPONGETECH DELIVERY SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

May 31, 2008

4.	Property and Equipment

Property and equipment are stated at cost and are depreciated principally on methods and at rates designed to amortize their costs over their estimated useful lives. Property and equipment is summarized as follows:

	Estimated Useful Lives Years	May 31, 2008	May 31, 2007

Furniture, fixtures and office equipment	5 - 10	$19,337	$761
Machinery and equipment	5 - 10	17,828	17,828
Molds	5 - 10	38,312	38,312

		75,477	56,901
Less: Accumulated depreciation		42,923	36,922

		$32,554	$19,979

Depreciation expense for the years ended May 31, 2008 and 2007 was $6,001 and $2,142, respectively.

5. Accounts Receivable

Accounts receivable have been adjusted for all known uncollectible accounts. As of May 31, 2008 there were no doubtful accounts.

SPONGETECH DELIVERY SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

May 31, 2008

NOTE A - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

6. Deferred Income Taxes

At May 31, 2008 and May 31, 2007, the Company had approximately $2,408,263 and $3,652,718 respectively, of net operating loss carryforwards available, which expire in various years through May 31, 2022. The significant component of the Company's deferred tax asset as of May 31, 2008 and May 31, 2007 is as follows:

	May 31,	May 31,
	2008	2007

Non-Current
Net operating loss carryforwards	$2,408,263	$3,652,718

Valuation allowance for deferred tax asset	(2,408,263)	(3,652,718)

	$0	$0

SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax asset will not be realized. At May 31, 2008 and May 31, 2007, a valuation allowance for the full amount of the net deferred tax asset was recorded.

SPONGETECH DELIVERY SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

May 31, 2008

NOTE A - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

7.	Revenue Recognition

Sales and services are recorded when products are delivered to the customers. Provision for discounts, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. In instances where products are configured to customer requirements, revenue is recorded upon the successful completion of the Company’s final test procedures.

8.	Advertising and Promotion Cost

Advertising and promotion costs are expensed as incurred. For the years ended May 31, 2008 and 2007, advertising and promotion costs totaled $2,027,727 and $0, respectively.

9.	Intangible assets

Intangible assets consists of infomercials at a cost of $379,417. The estimated useful life of five to ten years is being amortized on a straight-line basis. Amortization expense for the year ended May 31, 2008 was $10,174.

10.	Recent Accounting Pronouncements

New accounting statements issued, and adopted by the Company, include the following:

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109”. This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and establishes guidelines for recognition and measurement of a tax position taken or expected to be taken in a tax return. We have adopted this statement which became effective on January 1, 2007.   The Company has not made any adjustments as a result of the adoption of this interpretation.

SPONGETECH DELIVERY SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

May 31, 2008

NOTE A –	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

10.	Recent Accounting Pronouncements (continued)

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. We are currently evaluating the impact on our financial statements of SFAS 157, which will become effective for us on January 1, 2008 for financial assets and January 1, 2009 for non-financial assets.

In February 2007, the Financial Accounting Standards Board issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 applies to all entities, including not-for-profit organizations. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. This statement is effective as of the beginning of each reporting entity’s first fiscal year that begins after November 15, 2007. The Company has not yet determined the effect of SFAS No. 159 on its financial position, operations or cash flows.

SPONGETECH DELIVERY SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

May 31, 2008

NOTE A –	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

10.	Recent Accounting Pronouncements (continued)

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” It will require an acquirer to recognize, at the acquisition date, the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at their full fair values as of that date. In a business combination achieved cost of the acquired entity but will be required to be accounted for separately in accordance with applicable generally accepted accounting principles in the U.S. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) in order to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other GAAP. FSP FAS 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008 and is to be applied prospectively to intangible assets acquired after the effective date. Disclosure requirements are to be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. Early adoption is not permitted. The Company is currently evaluating the impact of adopting FSP FAS 142-3 on its Financial Statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the accounting principles used in preparing financial statements of nongovernmental entities that are presented in conformity with GAAP. Currently, GAAP hierarchy is provided in the American Institute of Certified Public Accountants U.S. Auditing Standards (“AU”) Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles” (“AU Section 411”). SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU Section 411. The Company does not expect the adoption of SFAS No. 162 to have an impact on its Financial Statements.

SPONGETECH DELIVERY SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

May 31, 2008

NOTE A –	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

11.	Estimates

Preparing the Company’s financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

12. Shipping and Handling Costs

Shipping and handling costs are included in selling expenses. For the years ended May 31, 2008 and 2007, shipping and handling costs totaled $76,939 and $0 respectively.

13. Net Income (Loss) Per Share

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

14. Accounts payable consist of the following:

	May 31,
	2008	2007
Product development (Packaging & mold Development)	$202,562	$175,967	No Related Party
Other	0	12,366
Total	$202,562	$188,333

SPONGETECH DELIVERY SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

May 31, 2008

NOTE B – LOAN PAYABLE-RELATED PARTY

At May 31, 2008, a related party advanced the Company $7,021 with no interest.

NOTE C – RELATED PARTY TRANSACTIONS

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

From January of 2008 through June 2008, the Company issued an aggregate of 267,154,132 shares of common stock to RM Enterprises International, Inc., a company that is our majority stockholder and which is controlled by our officers and directors, in consideration of the advance to the Company of an aggregate of $4,918,432.46 by RM Enterprises International, Inc. Such shares were issued in tranches at the time of each of the advances of funds to the Company at a 40% discount from the market price on the date of each such advance. The average per share issuance price for the shares was $0.0184.

NOTE D – COMMITMENTS AND CONTINGENCIES

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

SPONGETECH DELIVERY SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

May 31, 2008

NOTE E – SUBSEQUENT EVENTS

On July 16, 2008, the Company entered into an employment agreement with Steven Moskowitz pursuant to which Mr. Moskowitz agreed to act as the Chief Operating Officer and Chief Financial Officer for a three-year term. In consideration for his agreeing to act as Chief Operating Officer and Chief Financial Officer and in lieu of any salary payable in cash for the three-year term, the Company agreed to issue an aggregate of 4,000,000 shares of Class B Stock to Mr. Moskowitz. Such Class B Stock is entitled to 100 votes per share on all matters for each share of Class B Stock owned, and vote together with the holders of common stock on all matters. Further, each share of Class B Stock is convertible at the option of the holder, into one fully paid and nonassessable share of Common Stock.

On July 16, 2008, the Company entered into an employment agreement with Michael L. Metter pursuant to which Mr. Metter agreed to act as the Chief Executive Officer for a three-year term. In consideration for his agreeing to act as Chief Executive Officer and in lieu of any salary payable in cash for the three-year term, the Company agreed to issue an aggregate of 4,000,000 shares of Class B Stock to Mr. Metter. Such Class B Stock is entitled to 100 votes per share on all matters for each share of Class B Stock owned, and vote together with the holders of common stock on all matters. Further, each share of Class B Stock is convertible at the option of the holder, into one fully paid and nonassessable share of Common Stock.

On July 16, 2008, the Company entered into a consulting agreement with Frank Lazauskas pursuant to which Mr. Lazauskas agreed to act as a consultant to the Company for a three-year term. In consideration for his agreeing to act as a consultant, and in lieu of any compensation payable in cash for the three-year term, the Company agreed to issue an aggregate of 2,000,000 shares of Class B Stock to Mr. Lazauskas. Such Class B Stock is entitled to 100 votes per share on all matters for each share of Class B Stock owned, and vote together with the holders of common stock on all matters. Further, each share of Class B Stock is convertible at the option of the holder, into one fully paid and nonassessable share of Common Stock.

SPONGETECH DELIVERY SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

May 31, 2008

NOTE E – SUBSEQUENT EVENTS (continued)

On July 16, 2008, the Company issued an aggregate of 2,253,436 shares of common stock to Sichenzia Ross Friedman Ference LLP as compensation for legal services rendered to the Company.

On June 2, 2008, the Company entered into a consulting agreement with R.F. Lafferty & Co., Inc. pursuant to which R.F. Lafferty & Co., Inc. agreed to provide certain strategic financial and advisory services to the Company for a two-year term. In consideration for their agreeing to act as a consultant, the Company agreed to issue an aggregate of 2,000,000 shares of common Stock to R.F. Lafferty & Co., Inc.

The Company claimed an exemption from the registration requirements of the Securities Act of 1933, as amended (the "Act") with respect to each of the foregoing issuances pursuant to Section 4(2) of the Act and/or Regulation D promulgated thereunder.

As a result of the forgoing transactions the Company currently has an aggregate of 399,955,873 shares of common stock and 10,000,000 shares of Class B Stock issued and outstanding.

Effective July 16, 2008, the Board of Directors of the Company amended the Company’s Certificate of Incorporation to increase its authorized capital to 800,000,000 shares consisting of 750,000,000 shares of common stock, par value $0.001, 40,000,000 shares of preferred stock, par value $0.001, and 10,000,000 shares of Class B Stock, par value $0.001. The Class B Stock is a newly created designation.

SPONGETECH DELIVERY SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

May 31, 2008

NOTE E – SUBSEQUENT EVENTS (continued)

Description of Class B Stock

Holders of Class B Stock are entitled to vote on all matters submitted to shareholders of the Company and are entitled to 100 votes for each share of Class B Stock owned. Holders of Class B Stock vote together with the holders of common stock on all matters.

Each share of Class B Stock is convertible at the option of the holder, into one fully paid and nonassessable share of Common Stock.

Holders of the Class B Stock shall be entitled to receive such dividends and other distributions in cash, stock or property of the Company as may be declared thereon by the Board of Directors from time to time out of assets or funds of the Company legally available. In the case of cash dividends, if at any time a cash dividend is paid on the Common Stock, a cash dividend will also be paid on the Class B Stock in an amount per share Class B Stock equal to 90% of the amount of the cash dividends paid on each share of the Common Stock (rounded down, if necessary, to the nearest one-hundredth of a cent).

No person holding shares of Class B Stock of record may transfer, and the Company shall not register the transfer of, such shares of Class B Stock, as Class B Stock, whether by sale, assignment, gift, bequest, appointment or otherwise, except to a permitted transferee (as described in the Certificate of Amendment) and any attempted transfer of shares not permitted shall be converted into Common Stock as provided by subsection.

On July 16, 2008, the Company formed six wholly-owned subsidiaries under the laws of the State of Nevada: (1) Spongetech Kitchen & Bath, Inc.; (2) Spongetech Health & Beauty, Inc.; (3) Spongetech Auto, Inc.; (4) Spongetech Medical, Inc.; (5) Spongetech Pets, Inc.; and (6) America’s Cleaning Company. The Company plans to engage in its proposed different lines of business through each of the subsidiaries and to hold all intellectual property in its America’s Cleaning Company subsidiary.

In July 2008, RM Enterprises International, Inc., a company that is our majority stockholder and which is controlled by our officers and directors, agreed to grant the Company the right, exercisable by the Company at any time on or prior to February 28, 2010, to repurchase all or any portion of the 267,154,132 shares issued that RM Enterprises International, Inc. had purchased from the Company since January 1, 2008 at the original price paid by RM Enterprises International, Inc. to the Company for such shares, or an aggregate of $4,918,432.46 for all of such shares.