Form 10-Q
period 2008-08-31
SPONGETECH DELIVERY SYSTEMS INC
filed 2008-10-15
CIK 1201251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended August 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file No. 333-123015

Spongetech Delivery Systems, Inc.
(Exact name of registrant as specified in its charter)

Delaware	54-2077231
(State of incorporation)	(I.R.S. Employer Identification Number)

43 West 33 rd Street, Suite 600
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
Yes ☒           No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐             No ☒

As of October 14, 2008, 2008, the Company had 809,885,873 shares of common stock issued and outstanding.

- i -

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPONGETECH DELIVERY SYSTEMS, INC.
BALANCE SHEETS

	August 31, 2008	May 31, 2008
ASSETS	Unaudited
CURRENT ASSETS
Cash and cash equivalents	$165,919	$208,709
Accounts receivable	3,560,049	3,974,810
Inventory	539,588	387,531
Deposits on inventory production	2,512,871	0
Prepaid advertising and commissions	3,156,240	637,875
Total current assets	9,934,667	5,208,925

PROPERTY AND EQUIPMENT, net	33,186	32,554

OTHER ASSETS
Intangible assets, net	341,075	369,243
Security deposit	8,000	8,000
Total other assets	349,075	377,243
TOTAL ASSETS	$10,316,928	$5,618,722

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$418,338	$202,562
Accrued expenses	78,975	78,975
Loan payable-related party	133,870	7,021
Income taxes payable	1,000	1,000
Total current liabilities	632,183	289,558

LONG-TERM LIABILITIES	0	0

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 50,000,000 shares authorized,
0 shares issued and outstanding	0	0
Common stock, $0.001 par value, 750,000,000 shares authorized,
533,085,873 and 46,842,406 shares issued and outstanding at
August 31, 2008 and May 31, 2008	533,086	365,473
Additional paid-in-capital	10,483,869	7,371,954
Deficit	(1,332,210)	(2,408,263)
Total stockholders’ equity	9,684,745	5,329,164
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,316,928	$5,618,722

The accompanying notes are an integral part of these statements.

SPONGETECH DELIVERY SYSTEMS, INC.
STATEMENTS OF OPERATIONS
Unaudited

	For the three months ended
	August 31, 2008	August 31, 2007

Revenue	$5,544,619	$64,076
Cost of goods sold	1,668,552	13,566
Gross profit	3,876,067	50,510

Operating Expenses
Advertising and promotion	2,325,042	34,145
Selling, general and administrative	299,354	22,641
Research and development	142,502	0
Depreciation and amortization	33,118	3,985
Total operating expenses	2,800,016	60,771

Net income (loss) from operations	1,076,051	(10,261)

Other expenses-interest	2	0
Net income (loss)	$1,076,053	$(10,261)

Net income (loss) per share from continuing operations:
Basic and diluted	$.00	$(.00)

Weighted average number of shares outstanding:
Basic and diluted	481,415,845	46,842,406

The accompanying notes are an integral part of these statements

SPONGETECH DELIVERY SYSTEMS, INC.
STATEMENTS OF CASH FLOWS
Unaudited

	For the three	For the three
	months ended	months ended
	August 31, 2008	August 31, 2007
OPERATING ACTIVITIES
Net income (loss)	$1,076,053	$(10,261)
Adjustments for noncash and nonoperating items:
Depreciation and amortization	33,118	3,985
Issuance of common stock for consulting fees, loan payments,
advertising, and other	3,279,528	0
Changes in operating assets and liabilities:
Receivables	414,761	(59,304)
Inventory	(152,057)	0
Deposits on inventory production	(2,512,871)	0
Prepaid adverting and commissions	(2,518,365)	0
Accounts payable and accrued expenses	215,776	6,895
Loans payable	126,849	87,424
Cash provided (used) by operating activities	(37,208)	28,739

INVESTING ACTIVITIES
Capital expenditures	(2,132)	0
Intangible assets	(3,450)	(26,577)
Cash (used) by investing activities	(5,582)	(26,577)

FINANCING ACTIVITIES	0	0

NET INCREASE (DECREASE) IN CASH	(42,790)	2,162

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	208,709	387

CASH AND CASH EQUIVALENTS, END OF PERIOD	$165,919	$2,549

Supplemental Disclosures:
Interest	$0	$0
Taxes	$0	$0

The accompanying notes are an integral part of these statements

SPONGETECH DELIVERY SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
August 31, 2008

NOTE A - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.	Nature of Operations/ Basis of Presentation

Nature of Operations

Spongetech Delivery Systems, Inc. (the "Company") was formed on June 18, 1999, as Romantic Scents, Inc. On June 12, 2001, the Company changed its name to RSI Enterprises, Inc., and, on October 2, 2002, changed its name to Spongetech International Ltd. ("SIL"). On July 15, 2002, the Company was acquired by Spongetech Delivery Systems, Inc. ("SDS") (formerly Nexgen Acquisitions VIII, Inc.). The transaction was accounted for as a reverse acquisition using the purchase method of accounting, whereby the shareholder of SIL retained approximately 63% of the Company's outstanding common stock. On December 16, 2002, SIL changed its domicile to Delaware by merging with and into Spongetech Sub, Inc. ("SUB"). SUB's parent, Spongetech Delivery Systems, Inc. then merged with and into SUB so that SUB became the surviving corporation, and changed its name to Spongetech Delivery Systems, Inc. The Company distributes a line of hydrophilic polyurethane sponge-like cleaning and waxing products.

Basis of Presentation

 The accompanying interim unaudited condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements and in the opinion of management contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of August 31, 2008, and the results of operations for the three months ended August 31, 2008 and 2007, and cash flows for the three months ended August 31, 2008 and 2007. These results have been determined on the basis of accounting principles generally accepted in the United States and applied consistently as those used in the preparation of the Company's 2008 Annual Report on Form 10-K.

2.	Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value). They consist mainly of sponges and packing supplies.

3.	Cash Equivalents

Investments having an original maturity of 90 days or less that are readily convertible into cash are considered cash equivalents. The Company has no cash equivalents as of August 31, 2008 and May 31, 2008.

4.	Property and Equipment

Property and equipment are stated at cost and are depreciated principally on methods and at rates designed to amortize their costs over their estimated useful lives.

Property and equipment is summarized as follows:

	Estimated Useful Lives Years	August 31, 2008	May 31, 2007

Furniture, fixtures and office equipment	5 - 10	$21,469	$19,337
Machinery and equipment	5 - 10	17,828	17,828
Molds	3 - 5	38,312	38,312
		77,609	75,477
Less: Accumulated depreciation		44,423	42,925
		$33,186	$32,554

Depreciation expense for the three months ended August 31, 2008 and 2007 was $1,500 and $1,071, respectively.

5.	Accounts Receivable

Accounts receivable have been adjusted for all known uncollectible accounts. As of August 31, 2008 and May 31, 2008 there were no doubtful accounts.

6.	Deferred Income Taxes

As of August 31, 2008 and May 31, 2008, the Company had approximately $1,332,210 and $2,408,263 respectively, of net operating loss carryforwards available, which expire in various years through May 31, 2022. The significant component of the Company's deferred tax asset as of August 31, 2008 and May 31, 2008 is as follows:

	August 31,	May 31,
	2008	2008
Non-Current
Net operating loss carryforwards	$1,332,210	$2,408,263
Valuation allowance for deferred tax asset	(1,332,210)	(2,408,263)
	$0	$0

SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax asset will not be realized.
At August 31, 2008 and May 31, 2008, a valuation allowance for the full amount of the net deferred tax asset was recorded.

7.	Revenue Recognition

Sales and services are recorded when products are delivered to the customers. Provision for discounts, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. In instances where products are configured to customer requirements, revenue is recorded upon the successful completion of the Company’s final test procedures. For the first quarter ended August 31, 2008, three customers, SA Trading Company, US Asia Trading and Dubai Export Import Company, accounted for 67.6 percent of sales.

8.	Advertising and Promotion Cost

Advertising and promotion costs are expensed as incurred. For the three months ended August 31, 2008 and 2007, advertising and promotion costs totaled $2,325,042 and $34,145, respectively.

9.	Intangible assets

Intangible assets consists of infomercials and trademark cost aggregating $382,867. The estimated useful life of three to five years is being amortized on a straight-line basis. Amortization expense for the three months ended August 31, 2008 and 2007 was $31,618 and $ 0, respectively. Intangible assets, net of accumulated amortization, was $341,075 and $369,243 as of August 31, 2008 and May 31, 2008.

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

Shipping and handling costs are included in selling expenses. For the three months ended August 31, 2008 and 2007, shipping and handling costs totaled $24,107 and $0 respectively.

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

14.	Research and Development

Research and development costs are expensed in the year incurred. For the three months ended August 31, 2008 and 2007, these costs aggregated $ 142,502 and $ 0, respectively.

NOTE B - LOAN PAYABLE-RELATED PARTY

As of August 31, 2008 a related party advanced the Company $133,870 with no interest. We no longer owe this money.

NOTE C - RELATED PARTY TRANSACTIONS

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

NOTE D - COMMITMENTS AND CONTINGENCIES

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

Effective October 8, 2008, the Board of Directors of the Company amended the Company’s Certificate of Incorporation to increase its authorized capital to 1,000,000,000 shares consisting of 950,000,000 shares of common stock, par value $0.001, 40,000,000 shares of preferred stock, par value $0.001, and 10,000,000 shares of Class B Stock, par value $0.001. The Class B Stock is a newly created designation.

NOTE E - COMMITMENTS AND CONTINGENCIES (continued)

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

Item 2. Management's Discussion and Analysis

Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. References in this section to "Spongetech Delivery Systems, Inc.," the "Company," "we," "us," and "our" refer to Spongetech Delivery Systems, Inc. and our direct and indirect subsidiaries on a consolidated basis unless the context indicates otherwise.

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "our company believes," "management believes" and similar language. These forward-looking statements are based on our current expectations and are subject to certain risks, uncertainties and assumptions, including those set forth in the following discussion and under the heading "- Risk Factors" in our Form 10-Q for the quarter ended August 31, 2008. Our actual results may differ materially from results anticipated in these forward-looking statements. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. In addition, our historical financial performance is not necessarily indicative of the results that may be expected in the future and we believe that such comparisons cannot be relied upon as indicators of future performance.

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

Overview

We design, produce, market, and distribute cleaning products for vehicular and pet cleaning, utilizing patented technology relating to sponges containing hydrophilic, or liquid absorbing, foam polyurethane matrices and other technologies. Our products can be pre-loaded with detergents and waxes, which are absorbed in their core then gradually released during use. We have designed and are conducting additional research and development for products and applications using hydrophilic technology and other technologies for kitchen and bath, health and beauty, auto, and medical use, which we intend to market and sell as part of our product offering. There is no assurance that we will successfully be able to market and sell products for kitchen and bath, health and beauty, auto, and/o medical use.

Events and Uncertainties that are critical to our business

From our inception through the fiscal year ended May 31, 2006 we had limited operations, and, like all new businesses, faced certain uncertainties, including expenses, difficulties, complications and delays frequently encountered in connection with conducting operations, including capital requirements and management's potential underestimation of initial and ongoing costs. Specifically, from our inception in 1999 through the fiscal year ended May 31, 2003, we had sales of $342,019. Between June 1, 2004 and the fiscal year ended May 31, 2006, we had minimal sales (an aggregate of $15,768) and instead focused on product development. For the fiscal year ended May 31, 2007 we had sales of $55,112 and incurred net losses of $817,217.

For the fiscal year ending May 31, 2008 we had sales of $5,633,084 and net income of $1,244,455. During the three months ended August 31, 2008, we had sales of $5,544,619 and net income of $1,096,130. For the three months ended August 31, 2007, we had sales of $64,076 and incurred net losses of $10,261. While it is management’s expectation that the significant increase in sales experienced during the fiscal year ended May 31, 2007, and the related development of our business and operations will continue into second, third, and fourth quarters of the current fiscal year, no assurance can be given that this will continue or that we would not incur any setbacks, delays or other interruptions of our business or operations.

Additionally, prior to the last fiscal year, we had historically depended on one customer for almost all of our sales. Specifically, in 2003, we sold an aggregate of 183,000 sponges to TurtleWax, which represented approximately 75% of our orders. These sales to TurtleWax resulted in net sales of approximately $291,000 during the year ended May 31, 2003. Accordingly, during the fiscal year ended May 31, 2007, and the three months ended August 31, 2008, we significantly developed our business and sales, reduced our dependence on one large customer, and diversified our sales by adding other accounts.

We have also historically depended primarily on one manufacturer for the production of our products. Such manufacturer was H.H. Brown Shoe Technologies, Inc. (d/b/a Dicon Technologies), and closed its manufacturing operations in 2007. In 2007, an investment company bought Dicon Technologies from H.H .Brown Shoe Technologies, Inc.. From that time until recently some products were manufactured in China by partners of our manufacturer under an oral agreement using encapsulation technology instead of technology relating to hydrophilic sponges. In June 2008, Dicon began manufacturing at a temporary plant in the United States. Dicon is constructing a new facility in the United State that is planned to be completed around the end of calendar year 2008 and will manufacture products for us.

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

During the last two fiscal years, we received some essential services at no charge due to certain business relationships established by our management. Had we been charged for all these services, these costs would be reflected as expenses in our financial statements. Some of the areas where these services were provided include, but are not limited to, art work, packaging, design and consulting. We anticipate that this arrangement will continue at least through the current fiscal year if and when this arrangement ceases, we expect that our costs of doing business will increase.

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

Subsequent Events

We introduced the Gold Bar Tub & Tile Cleaning System™ on The Balancing Act TV show on October 6, 2008. This is the initial announcement for the Kitchen & Bath Care wholly owned subsidiary of Spongetech. Three SKUs are available on the Spongetech website.

The new website www.spongetech.comwas launched on October 10, 2008. Also on October 11, 2008, we moved the content from the old website to www.sponget.com.

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

Results of Operations

Three Months Ended August 31, 2008 Compared to Three Months Ended August 31, 2007

Revenues

During the three months ended August 31, 2008 we had sales of $5,544,619 as compared to sales of $64,076 the same period in 2007, an increase of $5,480,543. Shipments were begun to retail outlets and distributors to domestic companies. Some of the domestic shipments were to Bashas’, Kroger and Price Chopper. The 3 Pack Car Sponge Kit is available in these stores. Management attributes this increase to the Company’s expanded and improved marketing campaign, including sales from our website, www.spongetech.com.

We initially launched our website, www.spongetech.com, in February 2004, to sell our car cleaning kit directly to the public. From inception through the first quarter 2009 ending August 31, 2008, we sold approximately 5,100 kits for an aggregate sales price of approximately $68,200. We pay the website hosting company, Harbor Enterprises, an average of 20% royalty from the sales price on all Internet sales. We have not entered into a contract with Harbor Enterprises. Either party may terminate the relationship at any time. We ship directly to customers.

We launched Uncle Norman’s Pet Sponge for sale on July 11, 2008.

We had historically depended on few customers for almost all of our sales. For the first quarter ended August 31, 2008 , three customers, SA Trading Company, US Asia Trading, and Dubai Export Import Company, accounted for 67.6 percent of our sales.

Cost of Goods Sold

Cost of goods sold was $1,668,552 or approximately 30 percent of sales, for the three months ended August 31, 2008 as compared to $13,566 or approximately 21 percent of sales, for the three months ended August 31, 2007. While the cost of goods sold increased significantly as a result of our increase in sales, we also benefitted from greater economies of scale. During the three months ended August 31, 2008, a portion of our cost of goods sold, including costs related to warehousing, packaging, and shipping of products, were borne by (and not charged back to the Company) a privately-held company controlled by our Chief Operating Officer.

Operating Expenses

Operating expenses for the three months ended August 31, 2008 increased to $2,800,016 from $60,711 for the three months ended August 31, 2007. This increase of $2,739,245 was primarily a result of advertising and promotion expenses ($2,325,042) associated with the Company’s increased presence at trade shows, as well as the numerous media, advertising and sponsorships projects entered into during the first quarter ending August 31, 2008, as compared to the media and advertising expenses from the three months ended August 31, 2007 (which totaled $34,145). The increase in operating expenses can also be attributed to an increase in research in development, to $142,502 for the three months ended August 31, 2008, from $0 for the three months ended August 31, 2007. The increase in research and development is attributed to the development of new product developments, revised and new packaging designs, graphics and marketing costs associated with this effort. Depreciation and amortization expense increased to $33,118 for the three months ened August 31, 2008, an increae from $3,985 for the three-months ended August 31, 2007. Selling, general, and administrative expenses for the three months ended August 31, 2008 were $299,354, an increase from $34,145 for the three months ended August 31, 2007. Selling, general, and administrative expenses were much lower in the 2007 fiscal year due to the fact that a portion of our selling, general and administrative expenses, including costs related to product and package design as well as certain consultants, were borne by (and not charged back to the Company) a privately-held company controlled by the family of our Chief Operating Officer. In the fiscal year ending May 31, 2008, this same practice continued. For the first quarter ending August 31, 2008, some of these costs are still being borne by (and not charged back to the Company) a privately-held company controlled by our Chief Operating Officer.

Net Income (Loss)

Net income for the three months ended August 31, 2008 was $1,076,053 as compared to a net loss of $10,261 for the three months ended August 31, 2007, an increase of $1,086,314.

Liquidity and Capital Resources

As of August 31, 2008, we had cash in the amount of $165,919 as compared to $2,549 at August 31, 2007. The increase was due primarily to cash generated by operating activities.

Our working capital at August 31, 2008 was $9,302,484 as compared to a working capital (deficiency) of ($425,057) at August 31, 2007.

For the three months ended August 31, 2008, cash used by operating activities was $37,208 primarily attributable to our $1,076,053 net income and increased by $3,279,528 from issuance of common stock for consulting fees, loan payments and advertising, offset by $2,518,365 for prepaid advertising and commissions and $2,512,871 for deposits on inventory production. For the three months ended August 31, 2007, cash provided by operating activities was $28,739. This was primarily because our net loss was $10,261 and no income from the issuance of common stock for consulting fees, loan payments, etc.

For the three months ended August 31, 2008, net cash used in investing activities was $5,582. For the three months ended August 31, 2007, net provided (used) by investing activities was approximately $26,577. Both expenses were primarily related to equipment purchases and intangible assets.

For the three months ended August 31, 2008, the Company issued an aggregate of 14,830,000 shares of common stock to RM Enterprises International, Inc., a company that is our majority stockholder and which is controlled by our officers and directors, in consideration of the advance to the Company of an aggregate of $2,746,442 by RM Enterprises International, Inc. Such shares were issued in tranches at the time of each of the advances of funds to the Company at a 40% discount from the market price on the date of each such advance. The average per share issuance price for the shares was $0.0195.

 Existing balances of cash, cash experienced significant revenue growth between the three months ended August 31, 2007 and the three months ended August 31, 2008. This trend, if it continues, may result in higher accounts receivable levels and may require increased production and/or higher inventory levels.  Should our cash requirements to fund these requirements as well as other operating or investing cash requirements over the next twelve months be greater than our current cash on hand, we may seek to obtain additional financing. We do not currently have commitments for these funds and no assurance can be given that additional financing will be available, or if available, will be on acceptable terms. While we have historically funded our operations primarily through investments and/or advances made by officer, directors and/or affiliates of the Company, there are no formal or written agreements with respect to the advance of funds to the Company by our officers, directors and affiliates, and there can be no assurance that they will continue to do so.

The Company has no outside debt. The Company is working with vendors to prepay for product to assist them in their operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

N/A.

ITEM 4T. CONTROLS AND PROCEDURES.

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

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to, nor are any of our property currently the subject of, any pending legal proceeding. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

ITEM 1A. RISK FACTORS

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

While we had net income of $1,244,455 and $1,076,051 for the fiscal year ended May 31, 2007 and the three months ended August 31, 2008, respectively, we incurred a net loss of $817,217 for the fiscal year ended May 31, 2006. There can be no assurance that we will sustain profitability or generate positive cash flow from operating activities in the future. If we cannot achieve operating profitability or positive cash flow from operating activities, we may not be able to meet our working capital requirements. If we are unable to meet our working capital requirements, we may need to reduce or cease all or part of our operations.

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

We have historically depended primarily on one manufacturer for the production of our products. If our manufacturer experiences any significant disruption in the operation of the manufacturing facility or a serious failure of a critical piece of equipment, we may be unable to supply products to our customers. Interruptions in production of our products could be caused by manufacturing equipment problems, the introduction of new equipment into the manufacturing process or delays in the delivery of new manufacturing equipment to our manufacturer.

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

Mr. Lazauskas, one of our directors, serves also as President of FJL Enterprises, Inc. and TNJ Enterprises, Inc., which own and operate eight Dominos Pizza Stores, and serves as a director of Vanity Holdings, Inc. Our officers' and directors' involvement with other businesses may cause them to allocate their time and services between us and other entities. Consequently, they may give priority to other matters over our needs which may materially cause us to lose their services temporarily which could affect our operations and profitability.

Risks Related to Our Common Stock

Our controlling shareholders may exercise significant control over us depriving other stockholders of the ability to elect directors or effect other corporate actions, and investors may not have a voice in our management.

Our directors and executive officers with their ownership of 10 million of the Class B shares have over 1,000,000 voting shares that provides a majority of the shares and therefore control the Company. Our shareholders do not have cumulative voting rights with respect to the election of directors.

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

The Securities and Exchange Commission has adopted Rule 3a51-1 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires:

-	that a broker or dealer approve a person's account for transactions in penny stocks; and

-	the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

-	obtain financial information and investment experience objectives of the person; and

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

ITEM 2. UNREGISTERD SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For the three-month period covered by this report, we issued the following securities that were not registered under the Securities Act:

In June 2008, we issued an aggregate of 25,482,659 shares of our common stock to RM Enterprises International, Inc., a related party, in consideration for an aggregate of $738,349.56 in debt, or $0.0290 per share. The control persons of RM Enterprises International are Michael Metter, Steven Moskowitz and Frank Lazauskas, all of whom are directors of RM Enterprises International.

In June 2008, we issued 2,000,000 shares of our common stock to R.F. Lafferty & Co. Inc. in consideration for financial, advisory, and consulting services provided under the Consulting Agreement dated June 2, 2008.

In July 2008, we issued an aggregate of 2,253,436 shares of our common stock to Sichenzia Ross Friedman Ference LLP as compensation for legal services rendered to the Company.

In July 2008, we issued an aggregate of 61,230,000 shares of our common stock to RM Enterprises International, Inc. in consideration for advances of an aggregate of $1,490,322 in debt or $0.0243 per share.

In August 2008, we issued an aggregate of 74,900,000 shares of our common stock to RM Enterprises International, Inc., in consideration for an aggregate of $1,494,175 in debt or $0.0189 per share.

ITEM 3. DEFAULTS UNDER SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 7, 2008, our shareholders approved a resolution to amend our certificate of incorporation to increase our authorized capital to 950,000,000 shares of common stock from 750,000,000. We maintained our current authorized 40,000,000 shares of preferred stock and 10,000,000 shares of Class B stock. Stockholders Steven Moskowitz, Michael Metter and Frank Lazauskas cast a total of 1,000,000,000 votes in favor of increasing the authorized shares of common stock. No other matters were addressed at this special meeting.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

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
3.6
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

3.11	Amended and Restated Certificate of Incorporation of Spongetech Delivery Systems, Inc. (Previously filed as an exhibit to the Company’s 10-QSB filed on April 16, 2007)
3.12	Certificate of Amendment increasing authorized capital (filed as an exhibit to Form 10QSB filed April 15. 2007).
3.13	Certificate of Amendment increasing authorized capital (filed as an exhibit to Form 8K filed July 28, 2008)
3.14	Certificate of Amendment increasing authorized capital.*
4.1	Specimen Certificate of Common Stock (Previously filed as an exhibit to registration statement on Form SB-2 filed November 1, 2002)
4.2	Warrant Certificate (Previously filed as an exhibit to second amendment to registration statement on Form SB-2 filed April 11, 2003)

4.3	Warrant Agreement with Colebrook, Inc. and Olde Monmouth Stock Transfer Co., Inc. (Previously filed as an exhibit to second amendment to registration statement on Form SB-2 filed April 11, 2003)
4.4	Oral Understanding with Dicon (Previously filed as an exhibit to fourth amendment to registration statement on Form SB-2 filed January 12, 2004)
4.5	The Spongetech Delivery Systems, Inc. 2007 Incentive Stock Plan (Previously filed as an exhibit to Form 10KSB filed on August 29, 2007.
10.1	Stock Purchase Agreement by and among Nexgen Acquisitions VIII, Inc., RM Enterprises International, Inc. and RSI Enterprises, Inc.
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

Dated: October 14, 2008

Spongetech Delivery Systems, Inc.

By:	/s/ Michael L. Metter
Michael L. Metter
Chief Executive Officer

By:	/s/ Steven Moskowitz
Steven Moskowitz
Chief Financial Officer and Chief
Operating Officer