Form 10-Q
period 2008-11-30
SPONGETECH DELIVERY SYSTEMS INC
filed 2009-01-14
CIK 1201251

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended November 30, 2008

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
Yes ☐             No ☒

As of January 13, 2009, the Company had 1,170,332,648 shares of common stock issued and outstanding. The Company intends to return to the treasury and cancel an aggregate of 3,265,050 shares that were repurchased under the publicly announced repurchase plan through December 31, 2008 and an additional 76,623,293 shares that were purchased by certain of our affiliates through December 31, 2008 who have agreed to return these shares to treasury. In addition, the Company intends to return to the treasury and cancel an additional 133,577,066 shares that were returned to the Company by a principal shareholder. Thus, the Company will have an aggregate of 960,132,289 shares of common stock outstanding after giving effect to the cancellation of the shares to be returned to the treasury described above. For a complete description of the shares to be returned to treasury and cancelled(see Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds).

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Page

Balance Sheets as of November 30, 2008 (Unaudited) and May 31, 2007	F-2

Statements of Operations for the six months ended November 30, 2008 and 2007 (Unaudited)	F-3

Statements of Operations for the three months ended November 30, 2008 and 2007 (Unaudited)	F-4

Statements of Cash Flows for the six months ended November 30, 2008 and 2007 (Unaudited)	F-5

Notes to Financial Statements	F-6- F-16

SPONGETECH DELIVERY SYSTEMS, INC.

BALANCE SHEETS

	November 30, 2008	May 31, 2008
	Unaudited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$17,016	$208,709
Accounts receivable	10,856,543	3,974,810
Inventory	604,996	387,531
Deposits on inventory production	2,628,538	0
Prepaid advertising and commissions	3,336,889	637,875

Total current assets	17,443,982	5,208,925

PROPERTY AND EQUIPMENT, net	30,375	32,554

OTHER ASSETS
Intangible assets, net	309,169	369,243
Security deposit	8,000	8,000

Total other assets	317,169	377,243

TOTAL ASSETS	$17,791,526	$5,618,722

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$357,872	$202,562
Accrued expenses	78,975	78,975
Loan payable-related party	0	7,021
Income taxes payable	510,370	1,000

Total current liabilities	947,217	289,558

LONG-TERM LIABILITIES	0	0

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 0 shares issued and outstanding	0	0
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 943,039,315 and 365,473,214 shares issued and outstanding at November 30, 2008 and May 31, 2008	943,039	365,473
Additional paid-in-capital	16,631,885	7,371,954
Less: Treasury stock, at cost	(1,719,390)	0
Retained earnings (deficit)	988,775	(2,408,263)

Total stockholders’ equity	16,844,309	5,329,164

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$17,791,526	$5,618,722

The accompanying notes are an integral part of these statements.

SPONGETECH DELIVERY SYSTEMS, INC.

STATEMENTS OF OPERATIONS
Unaudited

	For the six months ended
	November 30, 2008	November 30, 2007

Revenue	$17,886,356	$343,052

Cost of goods sold	6,547,563	48,676

Gross profit	11,338,793	294,376

Operating Expenses
Advertising and promotion	6,483,892	192,540
Selling, general and administrative	733,655	95,108
Research and development	148,465	0
Depreciation and amortization	66,375	8,321

Total operating expenses	7,432,387	295,969

Income (loss) from operations	3,906,406	(1,593)

Other-interest	2	0

Income (loss) before provision for income taxes	3,906,408	(1,593)

Provision for income taxes	509,370	0

Net income (loss)	$3,397,038	$(1,593)

Net income (loss) per share from continuing operations:
Basic and diluted	$.01	$(.00)
Weighted average number of shares outstanding:
Basic and diluted	647,125,554	60,842,406

The accompanying notes are an integral part of these statements

SPONGETECH DELIVERY SYSTEMS, INC.

STATEMENTS OF OPERATIONS
Unaudited

	For the three months ended
	November 30, 2008	November 30, 2007

Revenue	$12,341,737	$278,976

Cost of goods sold	4,879,011	35,110

Gross profit	7,462,726	243,866

Operating Expenses
Advertising and promotion	4,158,850	34,145
Selling, general and administrative	434,301	196,717
Research and development	5,963	0
Depreciation and amortization	33,257	4,336

Total operating expenses	4,632,371	235,198

Income from operations and before provision for income taxes	2,830,355	8,668

Provision for income taxes	509,370	0

Net income	$2,320,985	$8,668

Net income (loss) per share from continuing operations:
Basic and diluted	$.00	$.00
Weighted average number of shares outstanding:
Basic and diluted	738,062,041	67,842,406

The accompanying notes are an integral part of these statements

SPONGETECH DELIVERY SYSTEMS, INC.

STATEMENTS OF CASH FLOWS
Unaudited

	For the six	For the six
	months ended	months ended
	November 30, 2008	November 30, 2007
OPERATING ACTIVITIES
Net income (loss)	$3,397,038	$(1,593)
Adjustments for noncash and nonoperating items:
Depreciation and amortization	66,375	8,321
Issuance of common stock for consulting fees, loan payments,
advertising, and other	8,118,107	785,946
Changes in operating assets and liabilities:
Receivables	(6,881,733)	(116,815)
Inventory	(217,465)	(13,806)
Deposits on inventory production	(2,628,538)	0
Prepaid adverting and commissions	(2,699,014)	(431,750)
Accounts payable and accrued expenses	155,310	3,645
Loans payable	(7,021)	0
Income taxes payable	509,370	0

Cash provided (used) by operating activities	(187,571)	233,948

INVESTING ACTIVITIES
Capital expenditures	(4,122)	0
Intangible assets	0	(213,271)

Cash (used) by investing activities	(4,122)	(213,271)

FINANCING ACTIVITIES	0	0

NET INCREASE (DECREASE) IN CASH	(191,693)	20,677

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	208,709	387

CASH AND CASH EQUIVALENTS, END OF PERIOD	$17,016	$21,064

Supplemental Disclosures:
Interest	$0	$0
Taxes	$509,370	$0

The accompanying notes are an integral part of these statements

SPONGETECH DELIVERY SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

November 30, 2008

NOTE A – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.	Nature of Operations/ Basis of Presentation

Nature of Operations

Spongetech Delivery Systems, Inc. (the "Company") was formed on June 18, 1999, as Romantic Scents, Inc. On June 12, 2001, the Company changed its name to RSI Enterprises, Inc., and, on October 2, 2002, changed its name to Spongetech International Ltd. ("SIL"). On July 15, 2002, the Company was acquired by Spongetech Delivery Systems, Inc. ("SDS") (formerly Nexgen Acquisitions VIII, Inc.). The transaction was accounted for as a reverse acquisition using the purchase method of accounting, whereby the shareholder of SIL retained approximately 63% of the Company's outstanding common stock. On December 16, 2002, SIL changed its domicile to Delaware by merging with and into Spongetech Sub, Inc. ("SUB"). SUB's parent, Spongetech Delivery Systems, Inc. then merged with and into SUB so that SUB became the surviving corporation, and changed its name to Spongetech Delivery Systems, Inc. The Company designs, produces, markets and distributes cleaning products for vehicular, pet cleaning and bath use, utilizing patented technology relating to sponges containing hydrophilic or liquid absorbing foam polyurethane matrices and other technologies.

Basis of Presentation

The accompanying interim unaudited condensed  financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission  (the “SEC”) for interim financial statements and in the opinion of management contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of November 30, 2008, and the results of operations for the six months ended November 30, 2008 and 2007, and cash flows for the six months ended November 30, 2008 and 2007. These results have been determined on the basis of accounting principles generally accepted in the United States and applied consistently as those used in the preparation of the Company's 2008 Annual Report on Form 10-K.

2.	Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value). They consist mainly of sponges and packing supplies. As of November 30, 2008, the Company funded $2,628,538 for future inventory production.

SPONGETECH DELIVERY SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

November 30, 2008

3.	Cash Equivalents

Investments having an original maturity of 90 days or less that are readily convertible into cash are considered cash equivalents. The Company has no cash equivalents as of November 30, 2008 and May 31, 2008.

4.	Property and Equipment

Property and equipment are stated at cost and are depreciated principally on methods and at rates designed to amortize their costs over their estimated useful lives. Property and equipment is summarized as follows:

	Estimated Useful Lives Years	November 30, 2008	May 31, 2007

Furniture, fixtures and office equipment	5 - 10	$20,009	$19,337
Machinery and equipment	5 - 10	17,828	17,828
Molds	3 - 5	38,312	38,312

		76,149	75,477
Less: Accumulated depreciation		45,774	42,925

		$30,375	$32,554

Depreciation expense for the six months ended November 30, 2008 and 2007 was $2,851 and $8,321 ,respectively.

5. Accounts Receivable

Accounts receivable have been adjusted for all known uncollectible accounts. As of  November 30, 2008 and May 31, 2008  there were no doubtful accounts. International accounts represents between eighty-five and ninety per cent of total receivables as of November 30, 2008 and approximately seventy per cent as of May 31, 2008.

SPONGETECH DELIVERY SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

November 30, 2008

NOTE A – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES (continued)

6.	Deferred Income Taxes

As of November 30, 2008 and May 31, 2008, the Company had approximately $2,408,263 of net operating loss carryforwards available  which expire in various years through May 31, 2022. The significant components of the Company's deferred tax asset and provision for income taxes as of November 30, 2008 and May 31, 2008 is as follows:

	November 30,	May 31,
	2008	2008

Net operating loss carryforwards	$2,408,263	$2,408,263

Valuation allowance for deferred tax asset	0	(2,408,263)

Income tax expense (34% tax bracket)	509,370	0

Provision for income tax expense	$509,370	$0

SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax asset will not be realized. As of  May 31, 2008, a valuation allowance for the full amount of the net deferred tax asset was recorded. As of November 30, 2008, the full amount of the net operating loss was utilized creating a provision for income taxes in the amount of $509,370.

SPONGETECH DELIVERY SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

November 30, 2008

NOTE A – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
                    POLICIES (continued)

7.	Revenue Recognition

Sales and services are recorded when products are delivered to the customers. Provision for discounts, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. In instances where products are configured to customer requirements, revenue is recorded upon the successful completion of the Company’s final test procedures. For the six months ended November 30, 2008, three customers, SA Trading Company, Dubai Export Import Company and New Century Media, accounted for 82.9 percent of sales.

8.	Advertising and Promotion Cost

Advertising and promotion costs are expensed as incurred. For the six months ended November 30, 2008 and 2007, advertising and promotion costs totaled $6,483,892 and $192,540, respectively. Prepaid advertising for future sales aggregated $3,281,389 and prepaid commissions for future sales aggregated $55,500 as of November 30, 2008.

9.	Intangible assets

Intangible assets consists of infomercials and trademark costs aggregating $382,867. The estimated useful life of three to five years is being amortized on a straight-line basis. Amortization expense for the six months ended November 30, 2008 and 2007 was $63,524 and $0 , respectively. Intangible assets net of accumulated amortization was $309,169 and $369,243 as of November 30, 2008 and May 31, 2008, respectively.

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

November 30, 2008

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

November 30, 2008

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

SPONGETECH DELIVERY SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

November 30, 2008

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

Shipping and handling costs are included in selling expenses. For the six months ended November 30, 2008 and 2007, shipping and handling costs totaled $457,982 and $4,346, respectively.

13.	Net Income (Loss) Per Share

Per share data has been computed and presented pursuant to the provisions of SFAS No. 128, earnings per share. Net income (loss) per common share – basic is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Net income (loss) per common share - diluted is calculated by dividing net income (loss) by the weighted average number of common shares and common equivalent shares for stock options outstanding during the period.

14.	Research and Development

Research and development costs are expensed in the year incurred. For the six months ended November 30, 2008 and 2007, these costs aggregated $148,465  and $0, respectively.

SPONGETECH DELIVERY SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

November 30, 2008

NOTE B – LOAN PAYABLE-RELATED PARTY

As of May 31, 2008 a related party advanced the Company $7,021  with no interest.

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

SPONGETECH DELIVERY SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

November 30, 2008

NOTE C – RELATED PARTY TRANSACTIONS (continued)

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

During the three months period ended November 30, 2008,  the Company issued an aggregate of 409,953,442 shares of common stock to RM Enterprises International, Inc., a related party, in consideration for the conversion of an aggregate of $6,319,569 in debt or an average of $0.015per share.

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

Effective October 8, 2008, the Company’s Certificate of Incorporation was amended to increase its authorized capital to 1,000,000,000 shares consisting of 950,000,000 shares of common stock, par value $0.001, 40,000,000 shares of preferred stock, par value $0.001, and 10,000,000 shares of Class B Stock, par value $0.001.  The Class B Stock is a newly created designation.

SPONGETECH DELIVERY SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

November 30, 2008

NOTE D – COMMITMENTS AND CONTINGENCIES (continued)

Common Stock Repurchase Program:

On September 5, 2008, the Company announced a share repurchase program. For the three months period ended November 30, 2008, the Company repurchased 3,265,050 shares of common stock at an average price per share of $0.0261. The Company will repurchase up to 25 million shares of stock under the plan. The repurchase plan will expire after 12 months.

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

SPONGETECH DELIVERY SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

November 30, 2008

NOTE D – COMMITMENTS AND CONTINGENCIES (continued)

Effective December 12, 2008, the Company’s Certificate of Incorporation was amended to increase its authorized capital to 1,305,000,000 shares consisting of 1,250,000,000 shares of common stock, par value $0.001, 40,000,000 shares of preferred stock, par value $0.001, and 15,000,000 shares of Class B Stock, par value $0.001.

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

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "our company believes," "management believes" and similar language. These forward-looking statements are based on our current expectations and are subject to certain risks, uncertainties and assumptions, including those set forth in the following discussion and under the heading "- Risk Factors" in our Form 10-Q for the quarter ended November 30, 2008. Our actual results may differ materially from results anticipated in these forward-looking statements. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. In addition, our historical financial performance is not necessarily indicative of the results that may be expected in the future and we believe that such comparisons cannot be relied upon as indicators of future performance.

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

Overview

We design, produce, market, and distribute cleaning products for vehicular, pet cleaning and bath use, utilizing patented technology relating to sponges containing hydrophilic, or liquid absorbing, foam polyurethane matrices and other technologies. Our products can be pre-loaded with detergents and waxes, which are absorbed in their core then gradually released during use. We have designed and are conducting additional research and development for products and applications using hydrophilic technology and other technologies for kitchen and health and beauty, auto, and medical use, which we intend to market and sell as part of our product offering. There is no assurance that we will successfully be able to market and sell products for kitchen and bath, health and beauty, auto, and/or medical use.

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

For the fiscal year ending May 31, 2008 we had sales of $5,663,084 and net income of $1,244,455.  During the six months ended November 30, 2008, we had sales of $17,886,356 and net income of $3,397,038.  For the six months ended November 30, 2007, we had sales of $343,052 and a net loss of $1,593. While it is management’s expectation that the significant increase in sales experienced during the fiscal years ended May 31, 2008 and May 31, 2007 and the related development of our business and operations will continue into the current fiscal year, no assurance can be given that this will continue or that we would not incur any setbacks, delays or other interruptions of our business or operations.

Additionally, prior to the last fiscal year, we had historically depended on one customer for almost all of our sales. Specifically, in 2003, we sold an aggregate of 183,000 sponges to TurtleWax, which represented approximately 75% of our orders. These sales to TurtleWax resulted in net sales of approximately $291,000 during the year ended May 31, 2003.  Accordingly, during the fiscal year ended May 31, 2007, and the six months ended November 30, 2008,  we significantly developed our business and sales, reduced our dependence on one large customer, and diversified our sales by adding other accounts.

We have also historically depended primarily on one manufacturer for the production of our products. Such manufacturer was H.H. Brown Shoe Technologies, Inc. (d/b/a Dicon Technologies), which closed its manufacturing operations in 2007. In 2007, an investment company bought Dicon Technologies from H.H .Brown Shoe Technologies, Inc. From that time until recently some products were manufactured in China by partners of our manufacturer under an oral agreement using encapsulation technology instead of technology relating to hydrophilic sponges. Currently, our products are being manufactured by Dion under an oral agreement.

We may still use China facilities for Pacific Rim distribution (South Korea, Japan, China, Thailand, Vietnam, etc).   However, there is significant lead time required on products manufactured abroad. As a result, to the extent that we are unable to obtain products manufactured locally or in the United States, there is no assurance that we will be able to maintain sufficient inventory on hand to fulfill orders which require delivery in short time frames. If we are unable to deliver products to customers timely, we may lose these customers.

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

Our business model is to outsource our operations when possible. We intend to look to outsource our sales team who will devote their efforts to promoting and selling our products and fostering relationships with distributors who can assist us with getting our products on the shelves of large retailers such as Wal-Mart and Costco. However, there is no guarantee that with this outsourced sales team, our businesses will be profitable.

Marketing

We are making a strong effort to increase the domestic sales in automotive stores, retail stores, home improvement stores, convenience stores, mass markets, catalogs, drug chains, dollar stores and specialty stores.  These efforts have already resulted in shipments to Kroger, Ace Hardware, LTD, Bashas’, Price Chopper and other distributors.  In addition, we are participating in numerous local and national trade shows throughout the USA to promote our products in business-to-business as well as business-to-consumer sales events. Also, during the last quarter we also expanded our sponsorship of professional sports teams by entering agreements with the New York Islanders, the New York Rangers, and the New York Knicks.

On September 18, 2008 we entered into an agreement with the New York Islanders Hockey Club for the term of the 2008-2009 NHL season.  Pursuant to the agreement, we were granted the right to display advertising at the Nassau Veterans Memorial Coliseum during New York Islanders regular season home games including a :30 second video to air at ten regular season home games and one pair of dasherboard panels during each regular season home games.  We will also sponsor promotions at regular season home games.   Our company will also receive one :30 second radio spot on each regular season broadcast and will be the presenting sponsor of the “Post Game Radio Show” during the season.

On September 23, 2008, we entered into a license agreement with MGM Consumer Products, a division of MGM Home Entertainment Distribution Corp (“MGM”) whereby we obtained a license to manufacture and sell merchandise using the trademark and copyright to “The Pink Panther”.   Through this agreement we obtained the right to use The Pink Panther on pet grooming sponges, children’s bath sponges and chamois.   The agreement commenced on September 23, 2008 and expires on December 31, 2010. We are actively working with MGM to fully develop the products licensed and to get the Pink Panther products to market as soon as possible.

We introduced the Gold Bar Tub & Tile Cleaning System™ on The Balancing Act TV show on October 6, 2008.  This is the initial announcement for the Kitchen & Bath Care wholly owned subsidiary of Spongetech.  Three SKUs are available on the Spongetech website.

We entered into an agreement on October 1, 2008, with MSG Media, a division of Madison Square Garden, on behalf of Spongetech Pets, Inc.  The term of the agreement commenced on October 1, 2008 and will continue through April 30, 2009.Pursuant to the agreement, we were granted a license to display certain advertising at Madison Square Garden during New York Rangers home games.  Spongetech Pets will receive a total of eighty-two :30 second advertising spots on Rangers Radio including opening and closing broadcast mentions.  We will hold a promotional day at a New York Rangers home game where we will hand out a giveaway item to 20,000 fans.  MSG Media will promote the giveaway through on-air mentions, in-arena announcements and on the Rangers website.

We entered into an agreement on October 1, 2008, with MSG Media, a division of Madison Square Garden, on behalf of Spongetech Auto, Inc.  The term of the agreement commenced on October 1, 2008 and will continue through April 30, 2009.Pursuant to the agreement, we were granted a license to display certain advertising at Madison Square Garden during New York Knicks home games including signage on the scorer’s table.  Spongetech Auto will receive a total of eighty-two :30 second advertising spots on Knicks Radio including opening and closing broadcast mentions.  We will hold a promotional day at a New York Knicks home game where we will hand out a giveaway item to 20,000 fans.  MSG Media will promote the giveaway through on-air mentions, in-arena announcements and on the Knicks website.

On October 10, 2008, we relaunched our new website, which can be found at www.spongetech.com.

On October 14, 2008, we entered into a license agreement with MTV Networks, a division of Viacom International, Inc. (“MTVN”). The agreement granted us a license to use the name, trademark, and logos, and likeness of characters associated with the MTV Network television series “Dora the Explorer”, “Go Diego Go” and “SpongeBob Squarepants”.   Under the agreement the license may be used for bath sponges and packaging.  The term of the agreement commenced on October 1, 2008 and expires on December 31, 2010. We are actively working with MTVN to fully develop the SpongeBob, Dora and Diego products licensed and to get these products to market as soon as possible.

Subsequent Events

On January 6, 2009, we entered into a revised lease agreement with LBJ Realty Co. for office space at 43 West 33rd Street, Suite 600, New York, New York 10001.  The agreement grants 800 square feet of additional office space to the property under the lease entered into on December 3, 2007.   The term of the revised lease stays the same as the original term that began on February 1, 2008 and expires on January 30, 2011.  Under the revised lease starting in February 1, 2009, we will pay $5,250 in monthly rent and 45 percent of the electric bill for the floor per month.  All other terms from the original sublease dated December 3, 2007 remain unchanged.

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

Results of Operations

Three and Six months Ended November 30, 2008 and 2007

Revenues

During the three and six months ended November 30, 2008 we had sales of $12,341,737 and $17,886,356, respectively, as compared to sales of $278,976 and $343,052 during the three and six months ended November 30, 2007.  Management attributes this change primarily to increased sales from international customers.  In addition we began making shipments to retail outlets and distributors to domestic companies and anticipate increased sales domestically.  Also, we anticipate sales in connection with our Puddle Pal’s Children Sponge which was launched on November 25, 2008 and also sales of our Uncle Norman’s Pet Sponge which we launched on July 11, 2008.  To date we have received purchase orders of $4.7 million for Puddle Pal’s Children’s Sponge products and $6.4 million for Uncle Norman’s Pet Sponge products.

We had historically depended on few customers for almost all of our sales. For the six months ended November 30, 2008, three customers, SA Trading Company, Dubai Export Import Company, and New Century Media accounted for 82.9% percent of our sales.

Cost of Goods Sold

Cost of goods sold was $6,547,563 or approximately 36 percent of sales, for the six months ended November 30, 2008 as compared to $48,676 or approximately 14 percent of sales, for the six months ended November 30, 2007. While the cost of goods sold increased significantly as a result of our increase in sales.  In addition, during the six months ended November 30, 2008, a portion of our cost of goods sold, including costs related to warehousing, packaging, and shipping of products, were borne by (and not charged back to the Company) a privately-held company controlled by our Chief Operating Officer.

Operating Expenses

Operating expenses for the six months ended November 30, 2008 were $7,432,387 as compared to $295,969 for the six months ended November 30, 2007.  This increase of $7,136,418 was primarily a result of advertising and promotion expenses of $6,483,892 associated with the Company’s increased presence at trade shows, as well as the numerous media, advertising and sponsorships projects entered into during the quarter ended November 30, 2008. The increase in operating expenses can also be attributed to an increase in research and development expenses which totaled $148,465 for the six months ended November 30, 2008.  Such research and development expenses were related to the development of new products, revised and new packaging designs, graphics and marketing costs.

Depreciation and amortization expense increased to $66,375 for the six months ended November 30, 2008, an increase from $8,321 for the six-months ended November 30, 2007.

Selling, general, and administrative expenses for the six months ended November 30, 2008 were $733,655, an increase from $95,108 for the six months ended November 30, 2007.  During the 2007 fiscal year, a portion of our selling, general and administrative expenses, including costs related to product and package design as well as certain consultants, were borne by (and not charged back to the Company) a privately-held company controlled by the family of our Chief Operating Officer.  During the current fiscal year, some of these costs are still being borne by (and not charged back to the Company) a privately-held company controlled by our Chief Operating Officer.

Net Income

Net income for the three months ended November 30, 2008 was $2,320,985 as compared to a net income of $8,668 for the three months ended November 30, 2007, an increase of $2,312,371.  For the six months ended November 30, 2008, we had net income of $3,397,038, as compared to a net loss of $1,593 for the six months ended November 30, 2007.

Liquidity and Capital Resources

As of November 30, 2008, we had cash in the amount of $17,016 as compared to $208,709 at May 31, 2007.

Our working capital at November 30, 2008 was $16,496,765 as compared to $4,919,367 working capital at May 31, 2007.

For the six months ended November 30, 2008, cash used by operating activities was $187,571, primarily attributable to our $3,397,038 net income and $8,118,107 from issuance of common stock for consulting fee, loan payments and advertising offset by prepaid advertising and commissions and for deposits on inventory production.  For the six months ended November 30, 2007, cash provided by operating activities was $233,948.

For the six months ended November 30, 2008, net cash used in investing activities was $4,122, primarily related to capital expenditures.  For the six months ended November 30, 2007, net used by investing activities was approximately $213,271, primarily related to purchases of intangible assets.

For the three months ended November 30, 2008, the Company issued an aggregate of  409,953,442 shares of common stock to RM Enterprises International, Inc., a company that is our majority stockholder and which is controlled by our officers and directors, in consideration of the advance to the Company of an aggregate of $6,319,568.58 by RM Enterprises International, Inc. Such shares were issued in tranches at the time of each of the advances of funds to the Company at a 40% discount from the market price on the date of each such advance. The average per share issuance price for the shares was $0.01542.  As described in Part II Item 2. Unregistered Sales of Equity Securities and Use of Proceeds, on January 13, 2009, RM Enterprises International, Inc. (“RM”) agreed to return an aggregate of 133,577,066 to the Company out of the 267,154,132 shares which were originally issued to them in consideration of the conversion of an aggregate of $4,918,432.46 of debt between January 1, 2008 and June 30, 2008.  The Company intends to return such shares to treasury and subsequently cancel such shares. The parties have further agreed that the Company will still have the right to repurchase the remaining 133,577,066  shares held by RM that were issued to them in consideration of the conversion of an aggregate of $4,918,432.46 of debt between January 1, 2008 and June 30, 2008 for the aggregate purchase price of $4,918,432.46.

The Company has continued to experienced significant revenue growth through the six months ended November 30, 2008.  This trend, if it continues, may result in higher accounts receivable levels and may require increased production and/or higher inventory levels.  Should our cash requirements to fund these requirements as well as other operating or investing cash requirements over the next twelve months be greater than our current cash on hand, we may seek to obtain additional financing. We do not currently have commitments for these funds and no assurance can be given that additional financing will be available, or if available, will be on acceptable terms. While we have historically funded our operations primarily through investments and/or advances made by officer, directors and/or affiliates of the Company, there are no formal or written agreements with respect to the advance of funds to the Company by our officers, directors and affiliates, and there can be no assurance that they will continue to do so.

The Company has no outside debt.  As of November 30, 2008, the Company has an aggregate of $2,628,538 of deposits on inventory production which it has placed with vendors to prepay for product.

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

 ITEM 2.  UNREGISTERD SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Equity Securities Sold by Issuer

For the three-month period covered by this report, we issued the following securities that were not registered under the Securities Act:

In September 2008, we issued an aggregate of 198,800,000 shares of our common stock to RM Enterprises International, Inc., a related party, in consideration for the conversion of an aggregate of $3,125,492.95 in debt or $0.01572 per share. The control persons of RM Enterprises International are Michael Metter, Steven Moskowitz and Frank Lazauskas, all of whom are directors of RM Enterprises International

In October 2008, w issued an aggregate of 157,003,436 shares of our common stock to RM Enterprises International, Inc. in consideration for an aggregate of  $2,501,285.67 in debt or $0.01593  per share.

 In November 2008, w issued an aggregate of 54,150,006 shares of our common stock to RM Enterprises International, Inc. in consideration for an aggregate of $692,789.96 in debt or $0.01279 per share.

Purchases of Equity Securities by the Issuer

On January 13, 2009, the Company intends to return to the treasury and cancel an additional 133,588,066 shares of our common stock.  The shares were acquired in accordance with a July 23, 2008 agreement by which we were granted the right to repurchase 267,154,132 shares of common stock that were purchased by RM Enterprises International, Inc., at the original price paid by RM Enterprises International, Inc. or an aggregate of $4,918,432.46.

On January 13, 2009, RM agreed to return an aggregate of 133,577,066 to the Company out of the 267,154,132 shares which were originally issued to them in consideration of the conversion of an aggregate of $4,918,432.46 of debt between January 1, 2008 and June 30, 2008.  The Company intends to return such shares to treasury and subsequently cancel such shares. The parties have further agreed that the Company will still have the right to repurchase the remaining 133,577,066  shares held by RM that were issued to them in consideration of the conversion of an aggregate of $4,918,432.46 of debt between January 1, 2008 and June 30, 2008 for the aggregate purchase price of $4,918,432.46.

The Company initiated a share repurchase program on September 5, 2008.  As of the date of this report, we repurchased 3,265,050 shares of our common stock.  All repurchased shares are currently issued and outstanding. The Company intends to return the repurchased shares to treasury and cancel them.

The following table presents the number of shares purchased during the second quarter of the 2009 fiscal year, the average price paid per share, the number of shares that were purchased as a part of the publicly announced repurchase program, and the number of shares that may yet be purchased under the plan.

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (3)
September 1-30, 2008 (2)	3,165,050	$0.0263	3,165,050	21,834,950
October 1-31, 2008	0	0	0	21,834,950
November 1- 30, 2008	100,000	$0.0197	100,000	21,734,950
TOTAL (4)	3,265,050	$0.0261	3,265,050	21,734,950

(1)  The average price paid per share reflects the weighted average purchase price paid for the share repurchases and the closing price of the Company stock on the business date the shares were surrendered.
(2)  The share repurchase program was announced on September 5, 2008.
(3)  The Company will repurchase up to 25 million shares of stock under the plan. The repurchase plan will expire after 12 months.
(4)  As of November 30, 2008, 3,265,050 shares were repurchased under the plan. A maximum of 21,734,950 shares may still be repurchased under the plan.

In addition to the foregoing, certain affiliates of the Company have purchased an additional 76,623,293 shares of our common stock since September 2008 through December 31, 2008. The affiliates have agreed to such shares to treasury and the Company intends to cancel these shares.

ITEM 3.  DEFAULTS UNDER SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 7, 2008, our Board of Directors and shareholders holding a majority of the outstanding voting stock of the Company approved a resolution to amend our certificate of incorporation to increase our authorized capital to 950,000,000 shares of common stock from 750,000,000.  We maintained our current authorized 40,000,000 shares of preferred stock and 10,000,000 shares of Class B stock.  Stockholders Steven Moskowitz, Michael Metter and Frank Lazauskas cast a total of 1,000,000,000 votes in favor of increasing the authorized shares of common stock.  No other matters were addressed at this special meeting.

On December 12, 2008, our Board of Directors and shareholders holding a majority of the outstanding voting stock of the Company approved a resolution to amend our certificate of incorporation to increase our authorized capital to 1,305,000,000 shares, of which 1,250,000,000 was common stock, 15,000,000 was Class B stock, and 40,000,000 was Preferred stock.  We maintained our current authorized 40,000,000 shares of preferred stock and 10,000,000 shares of Class B stock.  Stockholders Steven Moskowitz and Michael Metter cast a total of 800,000,000 votes in favor of increasing the authorized shares of common stock.  No other matters were addressed at this special meeting.

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

3.11	Amended and Restated Certificate of Incorporation of Spongetech Delivery Systems, Inc. (Previously filed as an exhibit to the Company’s 10-QSB filed on April 16, 2007)
3.12	Certificate of Amendment increasing authorized capital (filed as an exhibit to Form 10QSB filed April 15. 2007).
3.13	Certificate of Amendment increasing authorized capital (filed as an exhibit to Form 8K filed July 28, 2008)
3.14	Certificate of Amendment increasing authorized capital.(filed as an exhibit to Form 10Q filed October 15, 2008)
3.15	Certificate of Amendment increasing authorized capital*
3.16	Certificate of Amendment increasing authorized capital.*
4.1	Specimen Certificate of Common Stock (Previously filed as an exhibit to registration statement on Form SB-2 filed November 1, 2002)
4.2	Warrant Certificate (Previously filed as an exhibit to second amendment to registration statement on Form SB-2 filed April 11, 2003)
4.3	Warrant Agreement with Colebrook, Inc. and Olde Monmouth Stock Transfer Co., Inc. (Previously filed as an exhibit to second amendment to registration statement on Form SB-2 filed April 11, 2003)
4.4	Oral Understanding with Dicon (Previously filed as an exhibit to fourth amendment to registration statement on Form SB-2 filed January 12, 2004)
4.5	The Spongetech Delivery Systems, Inc. 2007 Incentive Stock Plan (Previously filed as an exhibit to Form 10KSB filed on August 29, 2007.
10.1	Short Form Spot Production Agreement dated June 13, 2007 (previously filed as an exhibit to the 10KSB filed August 29, 2007)
10.2	Sublease dated December 3, 2007 (previously filed as an exhibit to the 8-K filed on January 1, 2008.
10.3	Agreement dated March 25, 2008 between New York Yankees Partnership and Spongetech Delivery Systems (filed as an exhibit to the Form 10QSB filed on April 15, 2008).
10.4	Consulting Agreement dated March 31, 2008 by and among Spongetech Delivery Systems, Inc., Straw Marketing and Darryl Strawberry (filed as an exhibit to the Form 10QSB filed on April 15, 2008).
10.5	Letter Agreement between Spongetech Delivery Systems, Inc., and Sterling Mets, L.P. dated April 11, 2008 (filed as an exhibit to the Form 10QSB on April 15, 2008).
10.6	Employment Agreement between Spongetech Delivery Systems, Inc. and Michael L. Metter dated July 16, 2008 (filed as an exhibit to Form 8K filed July 28, 2008).

10.7	Employment Agreement between Spongetech Delivery Systems, Inc. and Steven Moskowitz, dated July 16, 2008 ((filed as an exhibit to Form 8K filed July 28, 2008).
10.8	Consulting Agreement between Spongetech Delivery Systems, Inc. and Frank Lazauskas dated July 16, 2008 (filed as an exhibit to Form 8K filed July 28, 2008).
10.9	Consulting Agreement between Spongetech Delivery Systems, Inc. and R.F Lafferty, dated June 2, 2008 (filed as an exhibit to Form 8K filed July 28, 2008).
10.10	Letter Agreement between Spongetech Delivery Systems, Inc. and R.M, Enterprises International, Inc. dated July 24, 2008 (filed as an exhibit to Form 8K filed July 28, 2008).
10.11	Lease dated January 6, 2009 between LBJ Realty Co. and Spongetech Delivery Systems*
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

Dated: January 14, 2009

Spongetech Delivery Systems, Inc.

By:	/s/ Michael L. Metter
Michael L. Metter
Chief Executive Officer

By:	/s/ Steven Moskowitz
Steven Moskowitz
Chief Financial Officer and Chief
Operating Officer