Form 10-Q
period 2009-02-28
SPONGETECH DELIVERY SYSTEMS INC
filed 2009-04-20
CIK 1201251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended February 28, 2009

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
Yes ☐             No ☒

As of April 16, 2009, the Company had 722,866,061 shares of common stock issued and outstanding.

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Page

Balance Sheets as of February 28, 2009 (Unaudited) and May 31, 2008	F-2

Statements of Operations for the nine months ended February 28, 2009 and 2008 (Unaudited)	F-3

Statements of Operations for the three months ended February 28, 2009 and 2008 (Unaudited)	F-4

Statements of Cash Flows for the nine months ended February 28, 2009 and 2008 (Unaudited)	F-5

Notes to Financial Statements	F-6- F-16

SPONGETECH DELIVERY SYSTEMS, INC.

  BALANCE SHEETS

	February 28, 2009	May 31, 2008

	Unaudited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$34,570	$208,709
Accounts receivable	14,007,301	3,974,810
Inventory	1,126,765	387,531
Deposits on inventory production	2,825,037	0
Prepaid advertising and commissions	3,479,984	637,875

Total current assets	21,473,657	5,208,925

PROPERTY AND EQUIPMENT, net	29,024	32,554

OTHER ASSETS
Intangible assets, net	277,263	369,243
Security deposit	8,000	8,000

Total other assets	285,263	377,243

TOTAL ASSETS	$21,787,944	$5,618,722

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$456,929	$202,562
Accrued expenses	78,975	78,975
Loan payable-related party	0	7,021
Income taxes payable	1,290,011	1,000

Total current liabilities	1,825,915	289,558

LONG-TERM LIABILITIES	0	0

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 55,000,000 shares authorized, 0 shares issued and outstanding	0	0
Common stock, $0.001 par value, 1,250,000,000 shares authorized, 1,249,451,605 and 365,473,214 shares issued and outstanding at February 28, 2009 and May 31, 2008	1,249,452	365,473
Additional paid-in-capital	17,929,770	7,371,954
Less: Treasury stock, at cost	(1,719,390)	0
Retained earnings (deficit)	2,502,197	(2,408,263)

Total stockholders’ equity	19,962,029	5,329,164

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$21,787,944	$5,618,722

The accompanying notes are an integral part of these statements.

SPONGETECH DELIVERY SYSTEMS, INC.

  STATEMENTS OF OPERATIONS
Unaudited

	For the nine months ended
	February 28, 2009	February 29, 2008

Revenue	$31,050,633	$1,560,680

Cost of goods sold	13,356,917	209,132

Gross profit	17,693,716	1,351,548

Operating Expenses
Advertising and promotion	10,178,479	931,300
Selling, general and administrative	1,064,548	210,441
Research and development	151,590	0
Depreciation and amortization	99,632	12,657

Total operating expenses	11,494,249	1,154,398

Income from operations	6,199,467	197,150

Other-interest	4	0

Income before provision for income taxes	6,199,471	197,150

Provision for income taxes	1,289,011	0

Net income	$4,910,460	$197,150

Net income per share from continuing operations:
Basic and diluted	$.01	$.00
Weighted average number of shares outstanding:
Basic and diluted	714,440,927	123,793,979

The accompanying notes are an integral part of these statements

SPONGETECH DELIVERY SYSTEMS, INC.

  STATEMENTS OF OPERATIONS
Unaudited

	For the three months ended
	February 28, 2009	February 29, 2008

Revenue	$13,164,277	$1,281,704

Cost of goods sold	6,809,354	174,022

Gross profit	6,354,923	1,107,682

Operating Expenses
Advertising and promotion	3,694,677	738,760
Selling, general and administrative	330,801	176,104
Research and development	3,125	0
Depreciation and amortization	33,257	4,336

Total operating expenses	4,061,860	919,200

Income from operations and before provision for income taxes	2,293,063	188,482

Provision for income taxes	779,641	0

Net income	$1,513,422	$188,482

Net income per share from continuing operations:
Basic and diluted	$.00	$.00
Weighted average number of shares outstanding:
Basic and diluted	1,096,245,460	115,056,086

The accompanying notes are an integral part of these statements

SPONGETECH DELIVERY SYSTEMS, INC.

  STATEMENTS OF CASH FLOWS
Unaudited

	For the nine	For the nine
	months ended	months ended
	February 28, 2009	February 29, 2008
OPERATING ACTIVITIES
Net income	$4,910,460	$197,150
Adjustments for noncash and nonoperating items:
Depreciation and amortization	99,632	12,657
Issuance of common stock for consulting fees, loan payments, advertising, and other	9,722,405	2,124,238
Changes in operating assets and liabilities:
Receivables	(10,032,491)	(998,319)
Inventory	(739,234)	(266,812)
Deposits on inventory production	(2,825,037)	0
Prepaid adverting and commissions	(2,842,109)	(846,975)
Accounts payable and accrued expenses	254,367	20,561
Loans payable	(7,021)	0
Income taxes payable	1,289,011	0

Cash provided (used) by operating activities	(170,017)	242,500

INVESTING ACTIVITIES
Capital expenditures	(672)	0
Intangible assets	(3,450)	(223,500)

Cash (used) by investing activities	(4,122)	(223,500)

FINANCING ACTIVITIES	0	0

NET INCREASE (DECREASE) IN CASH	(174,139)	19,000

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	208,709	387

CASH AND CASH EQUIVALENTS, END OF PERIOD	$34,570	$19,387

Supplemental Disclosures:
Interest	$0	$0
Taxes	$1,289,011	$0

The accompanying notes are an integral part of these statements

SPONGETECH DELIVERY SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

February 28, 2009

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
The Company distributes a line of hydrophilic polyurethane and polyurethane sponge cleaning and    waxing products.

Basis of Presentation

The accompanying interim unaudited condensed  financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission  (the “SEC”) for interim financial statements and in the opinion of management contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of February 28, 2009, and the results of operations for the nine months ended February 28, 2009 and 2008, and cash flows for the nine months ended February 28, 2009 and 2008. These results have been determined on the basis of accounting principles generally accepted in the United States and applied consistently as those used in the preparation of the Company's 2008 Annual Report on Form 10-K.

2.	Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value). They consist mainly of sponges and packing supplies. As of February 28, 2009, the Company funded $2,825,037 for future inventory production.

SPONGETECH DELIVERY SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

February 28, 2009

3.	Cash Equivalents

Investments having an original maturity of 90 days or less that are readily convertible into cash are considered cash equivalents. The Company has no cash equivalents as of February 28, 2009 and May 31, 2008.

4.	Property and Equipment

Property and equipment are stated at cost and are depreciated principally on methods and at rates designed to amortize their costs over their estimated useful lives.
Property and equipment is summarized as follows:

	Estimated Useful Lives Years	February 28, 2009	May 31, 2008

Furniture, fixtures and office equipment	5 - 10	$20,009	$19,337
Machinery and equipment	5 - 10	17,828	17,828
Molds	3 - 5	38,312	38,312

		76,149	75,477
Less: Accumulated depreciation		47,125	42,925

		$29,024	$32,554

Depreciation expense for the nine months ended February 28, 2009 and 2008 was $4,202 and $12,657 , respectively.

5. Accounts Receivable

Accounts receivable have been adjusted for all known uncollectible accounts. As of  February 28, 2009 and May 31, 2008  there were no doubtful accounts. International accounts represents sixty-seven per cent of total receivables as of February 28, 2009 and approximately seventy  per cent as of May 31, 2008.

SPONGETECH DELIVERY SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

February 28, 2009

NOTE A –	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

6.	Deferred Income Taxes

As of February 28, 2009 and May 31, 2008, the Company had approximately $2,408,263 of net operating loss carryforwards available  which expire in various years through May 31, 2022. The significant components of the Company's deferred tax asset and provision for income taxes as of February 28, 2009 and May 31, 2008 is as follows:

	February 28,	May 31,
	2009	2008

Net operating loss carryforwards	$2,408,263	$2,408,263

Utilized	(2,408,263)	0

Valuation allowance for deferred tax asset	0	(2,408,263)

Income tax expense (34% tax bracket)	1,289,011	0

Provision for income tax expense	$1,289,011	$0

SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax asset will not be realized.
As of  May 31, 2008, a valuation allowance for the full amount of the net deferred tax asset was recorded.
As of February 28, 2009, the full amount of the net operating loss was utilized creating a provision for income taxes in the amount of $1,289,011.

SPONGETECH DELIVERY SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

February 28, 2009

NOTE A –	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

7.	Revenue Recognition

Sales and services are recorded when products are delivered to the customers. Provision for discounts, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. In instances where products are configured to customer requirements, revenue is recorded upon the successful completion of the Company’s final test procedures. For the nine months ended February 28, 2009, six customers, SA Trading Company, US Asia Trading, Dubai Export Import Company, Fesco Sales Corp., New Century Media and Walgreens, accounted for 99.4 percent of sales.

8.	Advertising and Promotion Cost

Advertising and promotion costs are expensed as incurred. For the nine months ended February 28, 2009 and 2008, advertising and promotion costs totaled $ 10,178,479 and $ 931,300, respectively. Prepaid advertising for future sales aggregated $ 3,400,984 and prepaid commissions for future sales aggregated  $79,000 as of February 28, 2009.

9.	Intangible assets

Intangible assets consists of infomercials and trademark cost aggregating $382,867. The estimated useful life of three to five years is being amortized on a straight-line basis. Amortization expense for the nine months ended February 28, 2009 and 2008 was $ 95,430 and $0 , respectively. Intangible assets net of accumulated amortization was $ 277,263 and $ 369,243 as of February 28, 2009 and May 31, 2008.

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

February 28, 2009

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

February 28, 2009

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

February 28, 2009

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

Shipping and handling costs are included in selling expenses. For the nine months ended February 28, 2009 and 2008, shipping and handling costs totaled $ 707,016 and $ 4,346, respectively.

13.	Net Income Per Share

     Per share data has been computed and presented pursuant to the provisions of SFAS No. 128, earnings   per share. Net income  per common share – basic is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Net income per common share - diluted is calculated by dividing net income by the weighted average number of common shares and common equivalent shares for stock options outstanding during the period.

14.	Research and Development

Research and development costs are expensed in the year incurred. For the nine months ended February 28, 2009 and 2008, these costs aggregated $ 151,500 and $0, respectively.

SPONGETECH DELIVERY SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

February 28, 2009

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

February 28, 2009

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

During the three months period ended February 28, 2009, the Company issued an aggregate of 306,412,290 shares of common stock to RM Enterprises International, Inc., a related party, in consideration for the conversion of an aggregate of $1,188,970 in debt or an average of $0.0039 per share.

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

SPONGETECH DELIVERY SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

February 28, 2009

NOTE D – COMMITMENTS AND CONTINGENCIES (continued)

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

Common Stock Repurchase Program:

On September 5, 2008, the Company announced a share repurchase program. For the period ended February 28, 2009, the Company repurchased 55,824,336 shares of common stock at an average price per share of $0.0308. The Company will repurchase up to 100 million shares of stock under the plan. The repurchase plan will expire after 12 months.

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

SPONGETECH DELIVERY SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

February 28, 2009

NOTE D – COMMITMENTS AND CONTINGENCIES (continued)

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

     Effective December 12, 2008, the Board of Directors of the Company amended the Company’s Certificate of Incorporation to increase its authorized capital to 1,305,000,000 shares consisting of 1,250,000,000 shares of common stock, par value $0.001, 40,000,000 shares of preferred stock, par value $0.001, and 15,000,000 shares of Class B Stock, par value $0.001.

NOTE E – SUBSEQUENT EVENTS

Subsequent to the date of the financial statements, the Company cancelled an aggregate of 526,585,544 shares of common stock. The shares originated from the repurchase of common stock of RM Enterprises. This reduces the number of outstanding shares of common stock from 1,249,451,605to 722,866,061 shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "our company believes," "management believes" and similar language. These forward-looking statements are based on our current expectations and are subject to certain risks, uncertainties and assumptions, including those set forth in the following discussion and under the heading "- Risk Factors" in our Form 10-KSB for the year ended May 31, 2008. Our actual results may differ materially from results anticipated in these forward-looking statements. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. In addition, our historical financial performance is not necessarily indicative of the results that may be expected in the future and we believe that such comparisons cannot be relied upon as indicators of future performance.

To the extent that statements in the report are not strictly historical, including statements as to revenue projections, business strategy, outlook, objectives, future milestones, plans, intentions, goals, future financial conditions, future collaboration agreements, the success of the Company's development, events conditioned on stockholder or other approval, or otherwise as to future events, such statements are forward-looking, All forward-looking statements, whether written or oral, and whether made by or on behalf of the company, are expressly qualified by the cautionary statements and any other cautionary statements which may accompany the forward-looking statements, and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements contained in this annual report are subject to certain risks and uncertainties that could cause actual results to differ materially from the statements made. Other important factors that could cause actual results to differ materially include the following: business conditions and the amount of growth in the Company's industry and general economy; competitive factors; ability to attract and retain personnel; the price of the Company's stock; and the risk factors set forth from time to time in the Company's SEC reports, including but not limited to its annual report on Form 10-K; its quarterly reports on Forms 10-Q; and current reports on Form 8-K. In addition, the Company disclaims any obligation to update or correct any forward-looking statements in all the Company's annual reports and SEC filings to reflect events or circumstances after the date hereof.

Overview

We design, produce, and market a unique line of reusable cleaning products for Car Care, Child Care, Home Care and Pet Care usages. These sponge-like products utilize SpongeTech®'s proprietary, patent (and patent-pending) technologies and other technologies involving hydrophilic (liquid absorbing) foam, polyurethane matrices or other ingredients. Our products are pre-loaded with specially formulated ingredients such as soap, conditioner and/or wax that are released when the sponge is soaked and applied to a surface with minimal pressure. We are currently exploring additional applications for our technology in the health, beauty, and medical markets. Further, we intend to brand our Company globally as America's Cleaning CompanyTM.

Events and uncertainties that are critical to our business

From our inception through the fiscal year ended May 31, 2006 we had limited operations, and, like all new businesses, faced certain uncertainties, including expenses, difficulties, complications and delays frequently encountered in connection with conducting operations, including capital requirements and management's potential underestimation of initial and ongoing costs. Specifically, from our inception in 1999 through the fiscal year ended May 31, 2003, we had sales of $342,019. Between June 1, 2004 and the fiscal year ended May 31, 2006, we had minimal sales (an aggregate of $15,768) and instead focused on product development.  Commencing with the fiscal year 2007 we began to experience significant increases in sales and had sales of $55,112.  For the fiscal year ending May 31, 2008 we had sales of $5,663,084 and net income of $1,244,455.

For the nine months ended February 28, 2009, we had sales of $31,050,633 and a net income of $4,910,460. While it is management’s expectation that the significant increase in sales experienced during the fiscal years ended May 31, 2008 and May 31, 2007 and the related development of our business and operations will continue into the current fiscal year, no assurance can be given that this will continue or that we would not incur any setbacks, delays or other interruptions of our business or operations.

Additionally, prior to the last fiscal year, we had historically depended on one customer for almost all of our sales. Specifically, in 2003, we sold an aggregate of 183,000 sponges to TurtleWax, which represented approximately 75% of our orders. These sales to TurtleWax resulted in net sales of approximately $291,000 during the year ended May 31, 2003.  Commencing during the fiscal year ended May 31, 2007, and the six months ended February 28, 2008, we significantly developed our business and sales, reduced our dependence on one large customer, and diversified our sales by adding other accounts both in the U.S. and overseas.

We have also historically depended primarily on one manufacturer for the production of our cleaning products. Such manufacturer was H.H. Brown Shoe Technologies, Inc. (d/b/a Dicon Technologies), which closed its manufacturing operations in 2007. In 2007, an investment company bought Dicon Technologies from H.H .Brown Shoe Technologies, Inc. From that time until recently some products were manufactured in China by partners of our manufacturer under an oral agreement using encapsulation technology instead of technology relating to hydrophilic sponges. Currently, our products are being manufactured by Dicon under an oral agreement. To handle our growing sales our products are being manufactured by multiple manufacturers.

We may still use China facilities for Pacific Rim distribution (South Korea, Japan, China, Thailand, Vietnam, etc).   However, there is a significant lead time required on products manufactured abroad. As a result, to the extent that we are unable to obtain products manufactured in the United States, there is no assurance that we will be able to maintain sufficient inventory on hand to fulfill orders which require delivery in short time frames. If we are unable to deliver products to customers timely, we may lose these customers.

During the last two fiscal years, we received some essential services at no charge due to certain business relationships established by our management.  Had we been charged for all these services, these costs would be reflected as expenses in our financial statements.  Some of the areas where these services were provided include, but are not limited to, art work, packaging, design and consulting.  We anticipate that this arrangement will continue at least through the current fiscal year.  If and when this arrangement ceases, we expect that our costs of doing business will increase.

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

Marketing

We are making a strong effort to increase the domestic sales in automotive stores, retail stores, home improvement stores, convenience stores, mass markets, catalogs, drug chains, dollar stores and specialty stores.  These efforts have resulted in shipments to CVS, Kroger, Ace Hardware, Bashas’, Price Chopper  Strauss Auto, Walgreens, and other distributors.  In addition, we are participating in numerous local and national trade shows throughout the USA to promote our products in business-to-business as well as business-to-consumer sales events.

We have developed new TV Spots in HD (High Definition) mode and for radio spots which began running on March 23, 2009. They support our growing domestic retail efforts and provide product information for our Car Care, Child Care, Home Care and Pet Care cleaning products.  We will also continue to seek to promote our products during special events such as the March Madness NCAA basketball tournament, the Westminster Dog Show, and to sponsor regional marketing events with special product offers.  In addition, we expanded our Pet Care product line with the introduction of the Pet Bowl Cleaner.

Further in March 2009, we further improved our Spongetech website with better graphics and layout, an enhanced investor section and more versatile  e-commerce store selling our products.

Also, we have expanded our 2009 sponsorship of MLB professional baseball sports teams by entering into agreements with the New York Mets, New York Yankees, and the St. Louis Cardinals (site of the 2009 MLB All-Star game), the terms of which are follows:

•
On February 4, 2009, we entered into an advertising agreement with the Queens Ballpark Company (“QBC”) to advertise our cleaning products and for certain advertising rights during all games (including practices or workouts) played by the New York Mets during the term of the Agreement. The term of the agreement commenced on the opening day of the 2009 Baseball Season and expires on December 31, 2011. The Agreement may be terminated by (A) either party if (i) the other party materially breaches the representations and warranties contained in the Agreement, (ii) the Mets permanently relocates to another facility as its primary baseball facility; (B) by QBC, (i) if the Company fails to pay any payments under the Agreement, (ii) if the Company files for bankruptcy or is adjudicated bankrupt or insolvent or files a petition or seeking reorganization or otherwise under any applicable bankruptcy or insolvency statute, (iii) the occurrence of any  factor which in the judgment of QBC will cause an adverse reflection upon the goodwill, reputation or integrity of the Mets and its associates.

•
On March 3, 2009, we entered into a strategic 2009 sponsorship with one of Major League Baseball's most historic franchises, the St. Louis Cardinals. Under this sponsorship, SpongeTech(R) will leverage a number of high profile marketing assets provided by the St. Louis Cardinals to generate awareness of SpongeTech(R)'s world class cleaning supplies and products.  SpongeTech(R) will have a permanent wall sign posted during regular and postseason games in right field at Busch Stadium in St. Louis. The Cardinals will televise 130 regular season games on Fox Sports Midwest and KSDK. The billboard will be seen by nearly 47,000 fans at every home game and in the nearly 100,000 households that watch the televised games. Fans throughout the region latched on to the Cardinals team last season and are expected to do the same this year. SpongeTech(R) will also participate in a give-away during the July 17, 2009 home game.  In addition to the Cardinals regular season schedule, Busch Stadium will also be hosting All-Star Week in July, including the Home Run Derby and the Major League Baseball All-Star Game. It is a contest among the top home run hitters in Major League Baseball to determine who can hit the most home runs. SpongeTech(R)'s billboard will surely be seen throughout the contest as hitters aim to hit homeruns over the sign.

•
On March 20, 2009 we entered into a sponsorship agreement with the New York Yankees Partnership (the “Yankees”) for the right to display advertising signage at the stadium during each regular season of the Term of the Agreement. In addition, pursuant to the sponsorship agreement, the Company will receive certain additional advertising and sponsorship benefits. The Agreement expires on the later of November 1, 20011 and the conclusion of the final game of the 2011 season.  The Yankees has the right to terminate or amend the Agreement if (i) during the term the term the Yankees shall change, structurally alter or demolish the stadium in a manner which would affect its obligations to perform the Agreement, (ii) the Yankees grant naming rights to the Stadium without effectively changing the name, or (iii) the Yankees determine that the continued association with the Company will be injurious to its reputation or goodwill. The Agreement may also be terminated if  (a) the Company fails to make required payments under the terms of the Agreement, (b) the Company shall breach or fails to perform any conditions, covenants or obligations under the Agreement which breach is not cured within a specified timeframe, (c) the Company shall file for bankruptcy, receivership, insolvency or involuntarily has a proceeding initiated against it which is not dismissed within a specified timeframe, and (d) the Company makes a general assignment for the benefit of the creditors.

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

Results of Operations

Three and Nine Months Ended February 28, 2009 and 2008

Revenues

During the three and nine months ended February 28, 2009 we had sales of $13,164,277 and $31,050,633, respectively, as compared to sales of $1,281,704 and $1,560,680 during the three and nine months ended February 28, 2008.  Management attributes this change primarily to increased sales from international customers.  In addition we began making shipments to retail outlets and distributors to domestic companies and anticipate increased sales domestically.  Our sales for the period ending February 28, 2009 were broken down as follows:

Location	Percentage
North America	28.2
Europe	22.6
Russia	18.7
South America	15
Middle East	12
Korea	2.5
Australia	1

Also, we anticipate sales in connection with our Puddle Pal’s Children Sponge which was launched on November 25, 2008 and sales of our Uncle Norman’s Pet Sponge which we launched on July 11, 2008.  To date we have received purchase orders of $5.1 million for Puddle Pal’s Children’s Sponge products and $7.3 million for Uncle Norman’s Pet Sponge products.

We no longer depend on a few customers for almost all of our sales. For the nine months ended February 28, 2009, six (6) customers, SA Trading Company, Dubai Export Import Company, Fresco Sales Corp, US Asia Trading, New Century Media and Walgreens accounted for 99.4% percent of our sales.

Cost of Goods Sold

Cost of goods sold was $6,809,354 and $13,356,917 or approximately 52% and 43% of sales, respectively for the three and nine months ended February 28, 2009 as compared to $174,022 and $209,132 or approximately 14% and 13% of sales, respectively, for the three and nine months ended February 28, 2008. The cost of goods sold increased significantly as a result of our increase in sales.

Operating Expenses

Operating expenses for the nine months ended February 28, 2009 were $11,494,249 as compared to $1,154,398 for the nine months ended February 28, 2008.  For the three months ended February 28, 2009, our operating expenses were $4,061,860 as compared to $919,200 for the three months ended February 28, 2008. This increase of $3,142,660 for the three months ending February 28 in 2009 vs. 2008  was primarily a result of advertising and promotion expenses of $2,955,917 associated with the Company’s increased presence at trade shows, as well as the numerous media, advertising and sponsorships projects entered into during the quarter ended February 28, 2009.

Depreciation and amortization expense increased to $33,257 and $99,632for the three and nine months ended February 28, 2009, respectively an increase of $28,921 and $86,975 for the three and nine months ended February 28, 2009.

Selling, general, and administrative expenses for the nine months ended February 28, 2009 were $1,064,548, an increase of $854,107 for the nine months ended February 28, 2008.  For the three months ended February 28, 2009 selling, general, and administrative expenses were $330,801 an increase of $154,697 .

During the 2008 fiscal year, a portion of our selling, general and administrative expenses, including costs related to product and package design as well as certain consultants, were borne by (and not charged back to the Company) a privately-held company controlled by the family of our Chief Operating Officer.

On March 31, 2009, we signed a new lease on expanded office and warehouse space at 10 W33rd Street, Suite 518, New York, NY 10001. We anticipate moving over as soon as renovations are completed in the next months.  This is for 6,544 square feet and is a nine (9) year, nine (9) month lease expiring 12/31/2018.  The prior lease at 43 W33rd Street, Suite 600, New York, NY 10001 with 1,500 square feet, that expires in February, 2011, will be sublet to other independent companies controlled by management starting June 1, 2009.

Net Income

Net income for the three months ended February 28, 2009 was $1,513,422 as compared to a net income of $188,482 for the three months ended February 28, 2009, an increase of $1,324,940.  For the nine months ended February 28, 2009, we had net income of $4,910,460, as compared to a net income of $197,150 for the nine months ended February 28, 2008, an increase of $4,713,310.

Liquidity and Capital Resources

As of February 28, 2009, we had cash in the amount of $34,570 as compared to $19,387 at May 31, 2008.  Our working capital at February 28, 2009 was $19647742 as compared to $4,919,367 working capital at May 31, 2008.

For the nine months ended February 28, 2009, cash used by operating activities was $170,017, primarily attributable to our increase in deposits on inventory production and prepaid advertising and commissions of $,820,172.   For the nine months ended February 28, 2008, cash provided by operating activities was $242,500.

For the nine months ended February 28, 2009, net cash used in investing activities was $4,122, primarily related to purchases of intangible assets.  For the nine months ended February 28, 2008, net used by investing activities was approximately $223,500, primarily related to purchases of intangible assets.

For the three months ended February 28, 2009, the Company issued an aggregate of 415,327 shares of common stock to RM Enterprises International, Inc., our majority stockholder which is controlled by our officers and directors, in consideration of the advance to the Company of an aggregate of $4286000 by RM Enterprises International, Inc. Such shares were issued in tranches at the time of each of the advances of funds to the Company at a 40% discount from the market price on the date of each such advance. The average per share issuance price for the shares was $0.0103.  As described in Part II Item 2. Changes in Securities and Use of Proceeds, on January 13, 2009, RM Enterprises International, Inc. (“RM”) agreed to return an aggregate of 133,577,066 to the Company out of the 267,154,132 shares which were originally issued to them in consideration of the conversion of an aggregate of $4,918,432.46 of debt between January 1, 2008 and June 30, 2008.  The Company intends to return such shares to treasury and cancel them.  The parties have further agreed that the Company has the right to repurchase the remaining 133,577,066  shares held by RM that were issued in consideration of the conversion of an aggregate of $4,918,432.46 of debt between January 1, 2008 and June 30, 2008 for the aggregate purchase price of $4,918,432.46.

The Company has continued to experienced significant revenue growth through the nine months ended February 28, 2009.  This trend, if it continues, may result in higher accounts receivable levels and may require increased production and/or higher inventory levels.  Should our cash requirements to fund these requirements as well as other operating or investing cash requirements over the next twelve months be greater than our current cash on hand, we may seek to obtain additional financing. We do not currently have commitments for these funds and no assurance can be given that additional financing will be available on terms acceptable to us, if at all.  While we have historically funded our operations primarily through investments and/or advances made by officer, directors and/or affiliates of the Company, there are no formal or written agreements with respect to the advance of funds to the Company by our officers, directors and affiliates, and there can be no assurance that they will continue to do so.

The Company has no outside debt as of February 28, 2009, and the Company has an aggregate of $2,825,037 of deposits on inventory production which it has placed with vendors to prepay for product.

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

ITEM 3-QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, we have concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions on required disclosure.

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

Not applicable.

ITEM 2.  UNREGISTERD SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Equity Securities Sold by Issuer

For the three months ended February 28, 2009, the Company issued an aggregate of  415,327 shares of common stock to RM Enterprises International, Inc., a company that is our majority stockholder and which is controlled by our officers and directors, in consideration of the advance to the Company of an aggregate of $4,286,000 by RM Enterprises International, Inc. Such shares were issued in tranches at the time of each of the advances of funds to the Company at a 40% discount from the market price on the date of each such advance. The average per share issuance price for the shares was $0.0103.  As described in Part II Item 2. Changes in Securities and Use of Proceeds, on January 13, 2009, RM Enterprises International, Inc. (“RM”) agreed to return an aggregate of 133,577,066 to the Company out of the 267,154,132 shares which were originally issued to them in consideration of the conversion of an aggregate of $4,918,432.46 of debt between January 1, 2008 and June 30, 2008.  The Company intends to return such shares to treasury and subsequently cancel such shares. The parties have further agreed that the Company will still have the right to repurchase the remaining 133,577,066  shares held by RM that were issued to them in consideration of the conversion of an aggregate of $4,918,432.46 of debt between January 1, 2008 and June 30, 2008 for the aggregate purchase price of $4,918,432.46.

Because of the nature of our relationship with RM, the above offerings and sales were deemed to be exempt under rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

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

The Company initiated a share repurchase program on September 5, 2008.  As of the date of this report, we repurchased 3,265,050 shares of our common stock which shares have been returned to treasury and cancelled.

The following table presents the number of shares purchased during the third quarter of the 2009 fiscal year, the average price paid per share, the number of shares that were purchased as a part of the publicly announced repurchase program, and the number of shares that may yet be purchased under the plan.

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
December 1 -31, 2008	0	0	0	21,834,950
January 1-31, 2009	0	0	0	21,834,950
February 1- 28, 2009	0	0	0	21,834,950
TOTAL (2)	0	0	0	21,834,950

(1)  The Company will repurchase up to 25 million shares of stock under the plan. The repurchase plan will expire on September 5, 2009.
(2)  As of February 28, 2009, 3,265,050 shares had been repurchased under the plan. A maximum of 21,734,950 shares may still be repurchased under the plan.

In addition, during the quarter ended February 28, 2009 certain of our affiliates repurchased restricted and non-restricted shares and have returned to treasury and cancelled 149,365,993 shares of our common stock. Although the Company intends to cancel an additional 133,577,066 which one of its affiliates has agreed to return to treasury, to date such shares have not been returned to the Company’s transfer agent for cancellation.

ITEM 3.  DEFAULTS UNDER SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 9, 2009, our Board of Directors and shareholders holding a majority of the outstanding voting stock of the Company approved a resolution to amend our certificate of incorporation to increase our authorized capital to 1,555,000,000 shares, of which 1,500,000,000 was common stock, 15,000,000 was Class B stock, and 40,000,000 was Preferred stock.  We maintained our current authorized 40,000,000 shares of preferred stock and 10,000,000 shares of Class B stock.

Also, on April10, 2009, our Board of Directors and shareholders holding a majority of the outstanding voting stock of the Company approved a resolution to amend our certificate of incorporation to increase our authorized capital to 1,860,000,000 shares, of which 1,800,000,000 was common stock, 20,000,000 was Class B stock, and 40,000,000 was Preferred stock.  We maintained our current authorized 40,000,000 shares of preferred stock and 10,000,000 shares of Class B stock.

ITEM 5.  OTHER INFORMATION

Effective April 13, 2009, the Company amended its Certificate of Incorporation to increase its authorized capital from 1,555,000,000 to 1,860,000,000 consisting of 1,800,000,000 shares of Common Stock having a par value of $0.001 per share, 20,000,000 shares of Class B Stock having a par value of $0.001 per share, and 40,000,000 shares of Preferred Stock having a par value of $0.001 per share

On April 16, 2009, RM Enterprises cancelled 526,585,544 common shares to reduce the common shares issued and outstanding from 1,249,451,605 to 722,866,061 common shares. These common shares were put back into the treasury.

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

3.11	Amended and Restated Certificate of Incorporation of Spongetech Delivery Systems, Inc. (Previously filed as an exhibit to the Company’s 10-QSB filed on April 16, 2007)
3.12	Certificate of Amendment increasing authorized capital filed on March 6, 2007 (filed as an exhibit to Form 10QSB filed April 15, 2008).
3.13	Certificate of Amendment increasing authorized capital filed on March 7, 2008 (filed as an exhibit to Form 8K filed July 28, 2008)
3.14	Certificate of Amendment increasing authorized capital filed on October 9, 2008 (filed as an exhibit to Form 10Q filed October 15, 2008)
3.15	Certificate of Amendment increasing authorized capital filed on December 15, 2008 (filed as an exhibit to Form 10-Q filed January 14, 2009)
3.16	Certificate of Amendment increasing authorized capital filed on March 10, 2009 (filed as an exhibit to Form 8-K filed March 19, 2009)
4.1	Specimen Certificate of Common Stock (Previously filed as an exhibit to registration statement on Form SB-2 filed November 1, 2002)
4.2	Warrant Certificate (Previously filed as an exhibit to second amendment to registration statement on Form SB-2 filed April 11, 2003)
4.3	Warrant Agreement with Colebrook, Inc. and Olde Monmouth Stock Transfer Co., Inc. (Previously filed as an exhibit to second amendment to registration statement on Form SB-2 filed April 11, 2003)
4.4	Oral Understanding with Dicon (Previously filed as an exhibit to fourth amendment to registration statement on Form SB-2 filed January 12, 2004)
4.5	The Spongetech Delivery Systems, Inc. 2007 Incentive Stock Plan (Previously filed as an exhibit to Form 10KSB filed on August 29, 2007.
10.1	Short Form Spot Production Agreement dated June 13, 2007 (previously filed as an exhibit to the 10KSB filed August 29, 2007)
10.2	Sublease dated December 3, 2007 (previously filed as an exhibit to the 8-K filed on January 1, 2008.
10.3	Agreement dated March 25, 2008 between New York Yankees Partnership and Spongetech Delivery Systems (filed as an exhibit to the Form 10QSB filed on April 15, 2008).
10.4	Consulting Agreement dated March 31, 2008 by and among Spongetech Delivery Systems, Inc., Straw Marketing and Darryl Strawberry (filed as an exhibit to the Form 10QSB filed on April 15, 2008).
10.5	Letter Agreement between Spongetech Delivery Systems, Inc., and Sterling Mets, L.P. dated April 11, 2008 (filed as an exhibit to the Form 10QSB on April 15, 2008).
10.6	Employment Agreement between Spongetech Delivery Systems, Inc. and Michael L. Metter dated July 16, 2008 (filed as an exhibit to Form 8K filed July 28, 2008).

10.7	Employment Agreement between Spongetech Delivery Systems, Inc. and Steven Moskowitz, dated July 16, 2008 ((filed as an exhibit to Form 8K filed July 28, 2008).
10.8	Consulting Agreement between Spongetech Delivery Systems, Inc. and Frank Lazauskas dated July 16, 2008 (filed as an exhibit to Form 8K filed July 28, 2008).
10.9	Consulting Agreement between Spongetech Delivery Systems, Inc. and R.F Lafferty, dated June 2, 2008 (filed as an exhibit to Form 8K filed July 28, 2008).
10.10	Letter Agreement between Spongetech Delivery Systems, Inc. and R.M, Enterprises International, Inc. dated July 24, 2008 (filed as an exhibit to Form 8K filed July 28, 2008).
10.11	Lease dated January 6, 2009 between LBJ Realty Co. and Spongetech Delivery Systems (filed as an exhibit to the Company’s Form 10-Q filed with the SEC on January 14, 2009)
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

Dated: April 20, 2009

Spongetech Delivery Systems, Inc.

By:	/s/ Michael L. Metter
Michael L. Metter
Chief Executive Officer

By:	/s/ Steven Moskowitz
Steven Moskowitz
Chief Financial Officer and Chief
Operating Officer